Form 10-K
period 2023-12-31
VALHI INC /DE/
filed 2024-03-07
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

The aggregate market value of the 2.4 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2023 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $31.2 million.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on March 1, 2024: 28,288,493.

Documents incorporated by reference

The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.BUSINESS

Valhi, Inc. (NYSE: VHI) is primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Basic Management, Inc. and The LandWell Company. Kronos (NYSE: KRO), NL (NYSE: NL) and CompX (NYSE American: CIX) each file periodic reports with the U.S. Securities and Exchange Commission (SEC).

Our principal executive offices are located at Three Lincoln Center 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240-2620. Our telephone number is (972) 233-1700. We maintain a website at www.valhi.net.

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation. One of Contran’s wholly-owned subsidiaries held approximately 91% of Valhi’s outstanding common stock at December 31, 2023. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran and us.

Key events in our history include:

●	1979 – Contran acquires control of LLC;
●	1981 – Contran acquires control of our other predecessor company;
●	1982 – Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;
●	1984 – Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;
●	1986 – Contran acquires control of NL, which at the time owns 100% of Kronos;
●	1987 – LLC and another Contran controlled company merge to form Valhi, our current corporate structure;
●	2003 – NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;
●	2004 through 2005 – NL distributes Kronos shares to its shareholders, including us, through quarterly dividends;
●	2010 – Kronos completes a secondary offering of its common stock lowering our ownership of Kronos to 80%;
●	2012 – In December CompX completes the sale of its furniture components business;
●	2013 – In December we purchased an additional ownership interest in and became the majority owner of Basic Management, Inc. and The LandWell Company;
●	2015 – The first homes in our Cadence planned community were completed by third-party builders and sold to the public;
●	2020 – In December LandWell completed the first bulk sale of land within the Cadence planned community;
●	2022 – In July Basic Water Company (BWC) ceased water delivery due to a decline in water levels at Lake Mead in Nevada and in September BWC filed for bankruptcy protection; and
●	2023 – In November, upon the Bankruptcy Court’s approval of BWC’s plan of reorganization, BWC sold substantially all of its assets. In December BMI sold Basic Power Company.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs);
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Customer and competitor strategies;
●	Potential difficulties in integrating future acquisitions;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;

●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of trade barriers or trade disputes;
●	The ability of our subsidiaries to pay us dividends;
●	Uncertainties associated with new product development and the development of new product features;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew, amend, refinance or establish credit facilities;
●	Increases in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products) including new environmental, health, safety, sustainability or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as NL’s lead pigment and environmental matters);
●	Our ability to comply with covenants contained in our revolving bank credit facilities;
●	Our ability to complete and comply with the conditions of our licenses and permits;
●	Changes in real estate values and construction costs in Henderson, Nevada; and
●	Pending or possible future litigation or other actions.

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

Segments

We currently have three consolidated reportable operating segments at December 31, 2023:

Chemicals Kronos Worldwide, Inc.

Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals.

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

Real Estate Management and Development Basic Management, Inc. and The LandWell Company

We operate in real estate management and development through our majority control of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. BMI previously, through wholly-owned subsidiaries, also was responsible for the delivery of water to the City of Henderson and various other users through September 2022, and provided utility services to certain industrial customers prior to December 2023.

For additional information about our segments and equity investments see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2, 7 and 12 to our Consolidated Financial Statements.

CHEMICALS SEGMENT – KRONOS WORLDWIDE, INC.

Business Overview

Our majority-controlled subsidiary, Kronos, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. Kronos, along with its distributors and agents, sells and provides technical services for its products to approximately 3,000 customers in 100 countries with the majority of sales in Europe, North America and the Asia Pacific region. We believe Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets.

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. We believe Western Europe and North America currently account for approximately 14% and 15% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and we believe these are significant markets which will continue to grow as economies in these regions develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets

Including its predecessors, Kronos has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years. We believe Kronos is the largest chloride process TiO2 producer in Europe with 44% of its 2023 sales volumes attributable to markets in Europe. The table below shows Kronos’ estimated market share for its significant markets, Europe and North America, for the last three years.

	2021	2022	2023
Europe	15%	14%	12%
North America	17%	17%	16%

We believe Kronos is the leading seller of TiO2 in several countries, including Germany. Overall, Kronos is one of the top five producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that include over 50 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to its customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of Kronos’ core TiO2 pigments represented approximately 90% of our Chemicals Segment’s net sales in 2023. Kronos and its agents and distributors primarily sell its products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2023:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	44%	Coatings	57%
North America	41%	Plastics	30%
Asia Pacific	9%	Paper	9%
Rest of World	6%	Other	4%

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

TiO2 for paper – Kronos’ TiO2 is used in the production of several types of paper, including laminate (decorative) paper, filled paper and coated paper to provide whiteness, brightness, opacity and color stability. Although Kronos sells its TiO2 to all segments of the paper end-use market, its primary focus is on the TiO2 grades used in coated board and paper laminates, where several layers of paper are laminated together using melamine resin under high temperature and pressure. The top layer of paper contains TiO2 and plastic resin and is the layer that is printed with decorative patterns. Paper laminates are used to replace materials such as wood and tile for such applications as counter tops, furniture and wallboard. TiO2 is beneficial in these applications because it assists in preventing the material from fading or changing color after prolonged exposure to sunlight and other weathering agents.

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

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of our Chemicals Segment’s net sales in 2023:

●	Kronos owns and operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. Ilmenite is a raw material used directly as a feedstock by some sulfate-process TiO2 plants. Along with supplying ilmenite ore to its sulfate plants in Europe, Kronos also sells ilmenite ore to third parties, some of whom are its competitors. The mine has estimated ilmenite reserves that Kronos expects, based on internal estimates, to last approximately 50 years.
●	Kronos manufactures and sells iron-based chemicals, which are co-products and processed co-products of the sulfate and chloride process TiO2 pigment production. These co-product chemicals are marketed through its Ecochem division and are primarily used as treatment and conditioning agents for industrial effluents and municipal wastewater as well as in the manufacture of iron pigments, cement and agricultural products.

●	Kronos manufactures and sells other specialty chemicals, which are side-stream products from the production of TiO2. These specialty chemicals are used in applications in the formulation of pearlescent pigments, production of electroceramic capacitors for cell phones and other electronic devices and natural gas pipe and other specialty applications.

Manufacturing, operations and properties

Kronos produces TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2023, chloride process production facilities represented approximately 43% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●	Chloride process – The chloride process is a continuous process in which chlorine is used to extract rutile TiO2. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled and feedstock bearing higher titanium content is used. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force. The chloride process produces an intermediate base pigment with a wide range of properties. The chloride process produces a product with a blueish undertone and is the preferred form to produce TiO2 pigments for use in coatings and plastics, the two largest end-use markets.
●	Sulfate process – The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments. The sulfate process produces a warmer undertone and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics, some of which generate higher profit margins.

Kronos produced 545,000, 492,000 and 401,000 metric tons of TiO2 in 2021, 2022 and 2023, respectively. Kronos’ production volumes include its share of the output produced by its TiO2 manufacturing joint venture discussed below. Kronos’ average production capacity utilization rates were approximately full practical capacity in 2021, 89% in 2022 and 72% in 2023. Beginning in the fourth quarter of 2022 and continuing throughout 2023, Kronos adjusted production levels to correspond with reduced customer demand resulting from challenging economic conditions and geopolitical uncertainties.

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

Kronos’ chloride process production and remaining sulfate production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs, with only moderate capital expenditures. Kronos operated its facilities at reduced capacities in the fourth quarter of 2022 and through 2023.

The following table presents the division of Kronos’ expected 2024 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2
		manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	32%	–%
Nordenham, Germany	TiO2 production, sulfate process, co-products	–	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	16	–
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	–	6
Varennes, Canada	TiO2 production, chloride and sulfate process, slurry facility, titanium chemicals products	18	3
Lake Charles, LA, US (3)	TiO2 production, chloride process	14	–
Total		80%	20%
(1)	The Leverkusen facility is located within a more extensive manufacturing complex. Kronos owns its Leverkusen facility, which represents about one-third of its current TiO2 production capacity, but Kronos leases the land under the facility under a long-term agreement which expires in 2050. Lease payments are periodically negotiated for periods of at least two years at a time. A third-party operator of the manufacturing complex provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	Kronos operates the facility near Lake Charles, Louisiana through a joint venture with Venator Investments LLC (Venator Investments), a wholly-owned subsidiary of Venator Group, of which Venator Materials PLC (Venator) owns 100% and the amount indicated in the table above represents the share of TiO2 produced by the joint venture to which Kronos is entitled. See Note 7 to our Consolidated Financial Statements and “TiO2 manufacturing joint venture.” The joint venture owns the land and facility.

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

In the past Kronos has been, and it expects that it will continue to be, successful in obtaining short-term and long-term extensions to these and other existing supply contracts. Kronos expects the raw materials purchased under these contracts, and contracts it may enter into, will meet its chloride process feedstock requirements over the next several years. Multi-year contracts generally may be terminated with a 12-month written notice or based on certain defaults by either party or failure to agree on pricing as noted in the agreements.

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates a rock ilmenite mine in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2023. Kronos expects ilmenite production from its mine to meet its European sulfate process feedstock requirements for the foreseeable future. For its Canadian sulfate process plant, Kronos purchases sulfate grade slag primarily from Rio Tinto Fer et Titane Inc. under a supply contract that renews annually, subject to termination upon twelve months written notice. Kronos expects the raw materials purchased under this contract, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, or specify a range of quantities within which it is required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2023.

Raw materials
Production process/raw material	procured or mined
(In thousands
of metric tons)
Chloride process plants -
Purchased slag or rutile ore	430
Sulfate process plants:
Ilmenite ore mined and used internally	156
Purchased slag	15
Purchased ilmenite ore	8

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

Kronos sells to a diverse customer base with only one customer representing 10% or more of our Chemicals Segment’s net sales in 2023 (Behr Process Corporation – 12%). Kronos’ largest ten customers accounted for approximately 35% of our Chemicals Segment’s net sales in 2023.

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

Competition

The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of Kronos’ product grades. Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from its competitors’ products. During 2023, Kronos had an estimated 6% share of worldwide TiO2 sales volume, and based on sales volume, we believe Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are The Chemours Company, Tronox Incorporated, LB Group Co. Ltd. and Venator Materials PLC. The top five TiO2 producers (i.e. Kronos and its four principal competitors) account for approximately 52% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2023:

Worldwide production capacity - 2023
Chemours	14%
Tronox	12%
LB Group Co. Ltd.	12%
Kronos	7%
Venator	7%
Other	48%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor. LB Group Co. Ltd. previously announced it plans to add an additional 200,000 tons of chloride process capacity which we expect will be added incrementally over the next several years. In addition, several of Kronos’ competitors have recently closed or announced plans to close facilities or otherwise reduce capacity, including Chemours which closed its Taiwan facility with an estimated 160,000 tons of chloride process capacity in 2023 and Venator which announced plans in 2024 to close its Duisburg, Germany facility with an estimated 50,000 tons of sulphate process capacity.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity. Therefore, over the past ten years, Kronos and its competitors increased industry capacity through debottlenecking projects; however, this increase only partly compensated for the shut-down of various TiO2 plants throughout the world. Although overall industry demand is expected to increase in 2024, other than through debottlenecking projects and the LB Group Co. Ltd. expansion mentioned above, Kronos does not expect any significant efforts will be undertaken by it or its principal competitors to further increase capacity and Kronos believes it is unlikely any new TiO2 plants will be constructed in Europe or North America for the foreseeable future. If actual developments differ from Kronos’ expectations, the TiO2 industry’s and Kronos’ performance could be unfavorably affected.

Research and development

Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening its competitive position by developing new products and applications. Kronos’ expenditures for these activities were approximately $17 million in 2021, $15 million in 2022 and $18 million in 2023. Kronos expects to spend approximately $14 million on research and development in 2024.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles. Since the beginning of 2019, Kronos has added seven new grades for pigments and other applications.

Patents, trademarks, trade secrets and other intellectual property rights

Kronos has a comprehensive intellectual property protection strategy that includes obtaining, maintaining and enforcing its patents, primarily in the United States, Canada and Europe. Kronos also registers, maintains and protects its trademark rights. Kronos maintains the secrecy of its trade secret rights and protects them by means of security protocols and confidentiality agreements. In some instances, Kronos has entered into license agreements with third parties concerning various intellectual property matters. Kronos has also from time to time been involved in disputes over intellectual property.

Patents – Kronos has obtained patents and has numerous patent applications pending that cover certain aspects of its products and the technology used in the manufacture of its products. Kronos’ patent strategy is important to it and its continuing business activities. In addition to maintaining its patent portfolio, Kronos seeks patent protection for its technical developments, principally in the United States, Canada and Europe. U.S. patents are generally in effect from the time that they issue as patents and then extend for 20 years from the date of filing. Kronos’ U.S. patent portfolio includes patents having remaining terms ranging from one year to 18 years.

Trademarks – Kronos’ trademarks, including KRONOS®, are covered by issued and/or pending registrations, including in Canada and the United States. Kronos protects the trademarks it uses in connection with the products it manufactures and sells and has developed goodwill in connection with its long-term use of its trademarks.

Trade secrets – Kronos conducts research activities in secret and it protects the confidentiality of its trade secrets through reasonable measures, including confidentiality agreements and security procedures, including data security. Kronos relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain its competitive position. Kronos’ proprietary chloride production process is an important part of its technology and its business could be harmed if it fails to maintain confidentiality of its trade secrets used in this technology.

Regulatory and environmental matters

Kronos’ operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time. These environmental laws govern, among other things, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air, or water; and the health and safety of Kronos’ employees. Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations.  As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos’ policy is to comply with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance and overall sustainability. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect Kronos’ operations, including production, handling, use, storage, transportation, sale or disposal of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect our consolidated financial position and results of operations or liquidity.  During 2021, Kronos was notified by government authorities in Norway that the classification of a dam at its mine facilities was changed to the highest level for Norwegian classification of dam structures.  As a result, Kronos’ mine operations are subject to a higher degree of oversight and regulation than existed prior to this change in classification. In 2023, Kronos completed capital projects for improvements to the dam and related areas necessary to meet the new classification standards.

Kronos has a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through its KRONOS ecochem® products. Annually Kronos updates and publishes its Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all its employees and shared publicly via its website.  Kronos has implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, Kronos is focused on energy efficiency at all production locations. Four of its five production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place.  These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects that reduce energy consumption and associated Greenhouse Gas (GHG) emissions or enhance efficiency. When possible, Kronos looks for opportunities to partner with local government authorities through grant opportunities to reduce energy consumption and associated GHG emissions.  Kronos also actively manages potential water-related risks, including flooding and water shortages. Kronos’ manufacturing facilities are strategically located adjacent to sources of water, which it uses for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

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

On October 1, 2021, EU Regulation No. 1272/2008 classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation went into force. Kronos’ dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels. On November 23, 2022 the Court of Justice of the European Union annulled the classification of TiO2 as a suspected carcinogen in its entirety. That decision is currently under appeal.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result  in  improved  environmental  protection  such  as  lower  emissions  from its manufacturing facilities, were $11.2 million in 2023 and are currently expected to be approximately $28 million in 2024.

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

Manufacturing, operations and products

Security Products. CompX’s security products reporting unit manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including mailboxes, ignition systems, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. CompX’s security products reporting unit has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with its marine components reporting unit. CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

●	disc tumbler locks which provide moderate security and generally represent the lowest cost lock CompX produces;
●	pin tumbler locks which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine™; and
●	CompX’s innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

A substantial portion of security products’ sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above. CompX also has a standardized product line suitable for many customers, which is offered through a North American distribution network to locksmith and smaller original equipment manufacturer (OEM) distributors via its STOCK LOCKS® distribution program.

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

CompX operated three principal operating facilities at December 31, 2023 as shown below.

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

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 13% of our Component Products Segment’s total cost of sales for 2023. Total material costs, including purchased components, represented approximately 48% of our Component Products Segment’s cost of sales in 2023.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass, aluminum and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times CompX may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. After increasing in 2021 and the first half of 2022, prices for the primary commodity-related raw materials used in the manufacture of locking mechanisms, primarily zinc and brass, generally began to stabilize in the latter half of 2022 and into 2023 and generally began to soften in the latter half of 2023. Prices for aluminum and stainless steel, the primary raw material used for the manufacture of marine components including marine exhaust headers and pipes, wake enhancement systems, throttles and trim tabs experienced significant volatility during 2021 and 2022 but were more stable in 2023. Although raw commodity costs declined during 2023 from elevated levels experienced in 2021 and 2022, in most cases materials CompX purchases also include processing and conversion costs such as alloying, extrusion and rolling, which continue to be elevated due to costs of labor, transportation and energy. Based on current economic conditions, CompX expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2024 to be relatively stable. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions. In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets in which it competes. Consequently, overall operating margins can be negatively affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks

CompX holds a number of patents relating to its component products, certain of which it believes to be important to it and its continuing business activity. Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than 1 year to 17 years at December 31, 2023. CompX’s major trademarks and brand names in addition to CompX® include:

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

Our Component Products Segment sells to a diverse customer base with only one customer representing 10% or more of our Component Products Segment’s sales in 2023 (United States Postal Service representing 24% of which 11% related to a pilot project). Our Component Products Segment’s largest ten customers accounted for approximately 52% of its sales in 2023.

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

Regulatory and environmental matters

CompX has a history of incorporating environmental management and compliance in its operations and decision making. CompX operates three low-emission manufacturing facilities and CompX’s production processes requiring waste-water discharge are consolidated at its Mauldin, South Carolina facility. This facility has received a ReWa Compliance Excellence Award multiple years for its exemplary performance from Renewable Water Resources, an organization which sets regulatory and water policies for the Mauldin facility’s geographic region. In addition, CompX operates extensive scrap metal recycling programs to reduce landfill waste.

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

REAL ESTATE MANAGEMENT AND DEVELOPMENT SEGMENT – BASIC MANAGEMENT, INC. AND THE LANDWELL COMPANY

Business overview

Our Real Estate Management and Development Segment consists of our majority owned subsidiaries, BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes. BMI also was responsible for the delivery of water to the City of Henderson and various other users through a water distribution system owned and operated by Basic Water Company (BWC), a wholly-owned subsidiary of BMI, prior to BWC’s bankruptcy filing and deconsolidation on September 10, 2022. BMI also provided certain utility services to an industrial park located in Henderson, Nevada prior to the sale of Basic Power Company (BPC), a wholly-owned subsidiary of BMI, on December 1, 2023. See Notes 2 and 3 to our Consolidated Financial Statements and also Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Real Estate Management and Development”.

Operations and services

Over the years, LandWell and BMI have focused on developing and selling the land transferred to LandWell as part of its formation in the early 1950’s as well as additional land holdings acquired by LandWell in the surrounding area subsequent to LandWell’s formation (although BMI and LandWell have not had significant real property acquisitions since 2004). Since LandWell’s formation, LandWell and BMI have had a history of successfully developing and selling retail, light industrial, commercial and residential projects in the Henderson, Nevada area. LandWell is focused primarily on the development of a large tract of land in Henderson zoned for residential/planned community purposes (approximately 2,100 acres). Planning and zoning work on the project began in 2007, but intensive development efforts of the residential/planned community did not begin until 2013 (with LandWell acting as the master developer for all such development efforts). LandWell markets and sells its residential/planned community to established home builders in tracts of land that are pre-zoned for a maximum number of home lots. LandWell supports the builders’ efforts to market and sell specific residential homes within its residential/planned community through joint marketing campaign and community wide education efforts.

In addition, BMI, prior to BWC’s bankruptcy filing and deconsolidation on September 10, 2022, delivered water to the City of Henderson and various other users through a water delivery system owned and operated by BWC, and prior to the sale of BPC on December 1, 2023, provided certain utility services to an industrial park located in Henderson, Nevada. Upon approval of the plan of reorganization by the bankruptcy court, substantially all BWC’s assets were sold in November 2023. Following the sale of the BWC assets and BPC, BMI no longer provides services to the industrial park.

Sales

LandWell began marketing land for sale in the residential/planned community in December 2013 and at December 31, 2023 approximately 20 saleable acres remain. In addition, LandWell has been actively marketing and selling land zoned for commercial and light industrial use and at December 31, 2023 approximately 15 saleable acres remain. Contracts for land sales are negotiated on an individual basis, and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract or land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with deferred revenue being recognized in subsequent periods. Substantially all the land in the residential/planned community has been sold; however, we expect the development work to take three to four years to complete.

Our Real Estate Management and Development Segment’s sales consist principally of land sales and to a lesser extent water (through September 2022) and electric delivery fees (prior to December 2023). During 2023 we had sales to five customers that exceeded 10% of our Real Estate Management and Development Segment’s net sales (CCR 270 – 17%, Taylor Morrison – 13%, Beazer Homes – 11%, Richmond American Homes – 11% and Sand Hill Venture – 11%) related to land sales.

Competition

There are multiple new construction residential communities in the greater Las Vegas, Nevada area. LandWell competes with these communities on the basis of location, planned community amenities and features, proximity to major retail and recreational activities, and the perception of quality of life within the new community. We believe LandWell’s residential/planned community is unique within the greater Las Vegas area due to its location and planned amenities which include 490 acres of community and neighborhood parks and open space interconnected with major regional trails and parks. LandWell markets its residential/planned community to builders who target first-time to middle market home buyers to maximize sales.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (ESG)

We seek to operate our businesses in line with sound ESG principles that include corporate governance, social responsibility, sustainability and cybersecurity. We believe ESG means conducting operations with high standards of environmental and social responsibility, practicing exemplary ethical standards, focusing on safety as a top priority, respecting human rights and supporting our local communities, and continuously developing our employees. At our facilities, we undertake various environmental sustainability programs, and we promote social responsibility and volunteerism through programs designed to support and give back to the local communities in which we operate. Each of our locations maintains site-specific safety programs and disaster response and business continuity plans. All manufacturing facilities have detailed, site-specific emergency response procedures we believe adequately address regulatory compliance, vulnerability to potential hazards, emergency response and action plans, employee training, alarms and warning systems and crisis communication.

The U.S. government and various non-U.S. governmental agencies of countries in which Kronos operates have adopted or are contemplating regulatory changes relating to certain ESG topics, such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022 (EU CSRD). European jurisdictions in which Kronos operates have not yet adopted local legislation to implement the EU CSRD. Kronos is evaluating and will continue to evaluate the applicability of the EU CSRD as regulatory guidance is issued and as the European countries in which it operates adopt implementing legislation and Kronos will establish a compliance program to address any applicable requirements.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our board of directors established share ownership guidelines for our non-management directors.

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

HUMAN CAPITAL RESOURCES

Employees

Our operating results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying and retaining key talent. Each of our businesses has a well-trained labor force with a substantial number of long-tenured employees. Our businesses provide competitive compensation and benefits to our employees, some of which are offered under collective bargaining agreements. In addition to salaries, these programs, which vary by segment and by country/region, can include annual bonuses, a defined benefit pension plan, a defined contribution plan with employer matching, a profit sharing plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs, and tuition assistance.

As of December 31, 2023, our Chemicals Segment employed the following number of people:

Europe	1,779
Canada	369
United States (1)	48
Total	2,196
(1)	Excludes employees of our LPC joint venture.

Certain employees at each of Kronos’ production facilities are organized by labor unions. Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2023, approximately 78% of Kronos’ worldwide workforce is organized under collective bargaining agreements. Kronos did not experience any work stoppages during 2023, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect Kronos’ business, results of operations, financial position, or liquidity.

As of December 31, 2023, our Component Products Segment and our Real Estate Management and Development Segment employed 555 people and 21 people, respectively, all in the United States. We believe CompX’s and BMI’s labor relations are good.

Health and safety

Protecting the health and safety of our workforce, our customers, our business partners and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards, and we continuously seek to improve occupational and process safety performance. We conduct our businesses in ways intended to provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve these results. We expect our manufacturing facilities to produce our products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and our people and have established global policies designed to promote compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year. We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. With this data we calculate incident frequency rates to assess the quality of our safety performance. At the global level we also track overall safety performance. Each Kronos operating location is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, Kronos collects the location specific information and applies a U.S.-based injury rate calculation to arrive at a global total frequency rate, which is expressed as the number of incidents at its operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under U.S. law. Kronos’ global total frequency rate aggregating information about employees and contractors was 1.08 in 2021 (0.90 was the frequency rate for employees only), 1.01 in 2022 (0.86 was the frequency rate for employees only) and 0.95 in 2023 (0.74 was the frequency rate for employees only).

CompX uses lost time incidents as a key measure of worker safety. CompX defines lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. CompX had one lost time incident in 2021, three in 2022 and one in 2023.

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

OTHER

NL Industries, Inc. – At December 31, 2023, NL owned approximately 87% of CompX and approximately 31% of Kronos. NL also holds certain marketable securities and other investments.

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

Our Chemicals Segment’s sales and profitability are largely dependent on the TiO2 industry. In 2023, approximately 90% of our Chemicals Segment’s sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional, and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The global market in which our Chemicals Segment operates is concentrated, with the top five TiO2 producers accounting for approximately 52% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Our Chemicals Segment faces significant competition from international and regional competitors, including TiO2 producers in China, who have significant sulfate production process capacity. Chinese producers have also continued to develop chloride process technology, and the risk of substitution of our Chemicals Segment’s products with products made by Chinese producers could increase if Chinese producers increase the use of chloride process technology and improve the quality of their sulfate and chloride products. Some of our Chemicals Segment’s competitors may be able to drive down prices for our Chemicals Segment’s products if their costs are lower than our Chemicals Segment’s costs, including its competitors with vertically integrated sources of raw materials for the chloride process who may have a competitive advantage during periods of high or rising raw material costs or who operate in regions with less stringent regulatory requirements. In addition, some of our Chemicals Segment’s competitors’ financial, technological and other resources may be greater than its resources and such competitors may be better able to withstand changes in market conditions. Our Chemicals Segment’s competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. Further, consolidation of our Chemicals Segment’s competitors or customers may result in reduced demand for its products or make it more difficult for it to compete with its competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

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

●	Competitors may be able to drive down prices for our Component Products Segment’s products beyond its ability to adjust costs because their costs are lower than our Component Products Segment’s, especially products sourced from Asia.
●	Competitors’ financial, technological and other resources may be greater than our Component Products Segment’s resources, which may enable them to more effectively withstand changes in market conditions.
●	Competitors may be able to respond more quickly than our Component Products Segment can to new or emerging technologies and changes in customer requirements.
●	A reduction of our Component Products Segment’s market share with one or more of its key customers, or a reduction in one or more of its key customers’ market share for their end-use products, may reduce demand for its products.
●	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our Component Products Segment’s products.
●	Our Component Products Segment may not be able to sustain a cost structure that enables it to be competitive.
●	Customers may no longer value our Component Products Segment’s product design, quality or durability over the lower cost products of its competitors.

Our development of innovative features for current products is critical to sustaining and growing our Component Product Segment’s sales.

Historically, our Component Products Segment’s ability to provide value-added custom engineered products that address requirements of technology and space utilization has been a key element of its success. Our Component Products Segment spends a significant amount of time and effort to refine, improve and adapt its existing products for new customers and applications. Since expenditures for these types of activities are not considered research and development expense under accounting principles generally accepted in the United States of America (GAAP), the amount of our Component Products Segment’s research and development expenditures, which is not significant, is not indicative of the overall effort involved in the development of new product features. The introduction of new product features requires the coordination of the design, manufacturing and marketing of the new product features with current and potential customers. The ability to coordinate these activities with current and potential customers may be affected by factors beyond our Component Products Segment’s control. While our Component Products Segment will continue to emphasize the introduction of innovative new product features that target customer-specific opportunities, we do not know if any new product features our Component Products Segment introduces will achieve the same degree of success that it has achieved with its existing products. At times our Component Products Segment works with new and existing customers on specific product innovations. Sometimes it has a cost sharing arrangement for development efforts, although our Component Products Segment may also fully bear the development costs. If a customer were to ultimately reject or abandon custom product innovation efforts, our Component Products Segment may not be able to recover its development costs.

Higher costs or limited availability of our raw materials may reduce our earnings and decrease our liquidity. In addition, many of our raw material contracts contain fixed quantities we are required to purchase.

For our Chemicals Segment, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which our facilities are located. Titanium-containing feedstocks suitable for use in our Chemicals Segment’s TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which our Chemicals Segment purchases or mines its raw material supplies could adversely affect raw material availability. If our Chemicals Segment or its worldwide vendors are unable to meet their planned or contractual obligations and our Chemicals Segment is unable to obtain necessary raw materials, it could incur higher costs for raw materials or may be required to reduce production levels. Our Chemicals Segment experienced increases in feedstock costs in 2022 and 2023, for example, which affected its margins. Our Chemicals Segment has also experienced higher operating costs such as energy costs. Future variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect its operating results and decrease liquidity as our Chemicals Segment may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels.

Our Chemicals Segment has supply contracts that provide for its TiO2 feedstock requirements. While our Chemicals Segment believes it will be able to renew these contracts, as necessary, we do not know if our Chemicals Segment will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our Chemicals Segment’s current agreements require it to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $583 million beginning in 2024 and extending through 2026. In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require it to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $72 million at December 31, 2023. Our Chemicals Segment’s commitments under these contracts could adversely affect our financial results if it significantly reduces its production and is unable to modify the contractual commitments.

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

Certain components used in our Component Products Segment’s products are manufactured by foreign suppliers located in China and elsewhere. Global economic and political conditions, including natural disasters, terrorist acts, transportation disruptions, global conflict and public health crises such as pandemics, could prevent our Component Products Segment’s vendors from being able to supply these components. Should our Component Products Segment’s vendors not be able to meet their supply obligations or should it be otherwise unable to obtain necessary raw materials or components, it may incur higher supply costs or may be required to reduce production levels, either of which may decrease our liquidity or negatively impact our financial condition or results of operations as our Component Products Segment may be unable to offset the higher costs with increases in its selling prices or reductions in other operating costs.

Our Real Estate Management and Development Segment has significant development obligations related to a residential/planned community in Henderson, Nevada. Increases in labor or construction costs related to the completion of such development obligations may reduce our earnings and decrease our liquidity.

A substantial portion of the revenues and assets associated with our Real Estate Management and Development Segment relates to certain land under development in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes. A substantial majority of the land in the residential/planned community was sold prior to 2023. We generally recognize revenue from these land sales over time using cost-based inputs because we receive substantially all cash payment at the time of sale but significant development obligations still exist. We currently estimate development obligations are approximately $107 million and will take approximately three to four years to complete. Our estimates of our development obligations include certain assumptions about future labor and construction costs. If actual costs were significantly above our estimates, revenue, profits and liquidity in our Real Estate Management and Development Segment may be significantly and negatively affected.

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

We have a significant amount of debt, primarily related to Kronos’ Senior Secured Notes issued in September 2017 and February 2024, Kronos’ and our loans from Contran Corporation and the LandWell bank note. As of December

31, 2023, our total consolidated debt was approximately $547 million. Our level of debt could have important consequences to our stockholders and creditors, including:

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

Indebtedness outstanding under our loan from Contran and Kronos’ global revolving credit facility (Global Revolver) accrues interest at variable rates. To the extent market interest rates rise, the cost of our debt could increase, even if the amount borrowed remains the same, adversely affecting financial condition, results of operations and cash flows.

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts as discussed above) pursuant to which, along with our indebtedness, we are committed to pay approximately $632 million in 2024. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. In addition, our ability to borrow funds under certain of our revolving credit facilities in the future, in some instances, will depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

Our businesses may not generate cash flows from operating activities sufficient to enable us to pay our debts when they become due and to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt before maturity, as we have done in the past. We may not be able to refinance any of our debt in a timely manner on favorable terms, if at all, in the current credit markets. Any inability to generate sufficient cash flows or to refinance our debt on favorable terms could have a material adverse effect on our financial condition.

Changes in currency exchange rates and interest rates can adversely affect our net sales, profits, and cash flows.

We operate our businesses in several different countries and sell our products worldwide. For example, during 2022 and 2023 approximately 45% and 44%, respectively, of our Chemicals Segment’s sales volumes were sold into European markets. The majority (but not all) of our sales from our Chemicals Segment’s operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar. Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

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

From time to time, new environmental, health and safety regulations are passed or proposed in the countries in which we operate or sell our products, seeking to regulate our operations or to restrict, limit or classify TiO2, or its use. Increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 or increase our manufacturing and regulatory compliance obligations and costs. Increased compliance obligations and costs or restrictions on operations, raw materials and certain TiO2 applications could negatively impact our future financial results through increased costs of production, or reduced sales which may decrease our liquidity, operating income and results of operations.

If some or all of our intellectual property were to be declared invalid, held to be unenforceable or copied by competitors or some or all of our confidential information become known to competitors, or if our competitors were to develop similar or superior intellectual property or technology, our ability to compete could be adversely impacted.

Protection of our intellectual property rights, including patents, copyrights, trade secrets, confidential information, trademarks and tradenames, is important to our businesses and our competitive positions. We endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced, sold or used and in jurisdictions into which our products are imported. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to engage in judicial enforcement in order to protect our patent rights and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, rendered unenforceable or otherwise compromised. A failure to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third-party intellectual property rights. In the event that any such third-party prevails against us on such claims, there could be an adverse effect on our financial condition and results of operations.

Although it is the practice of our Chemicals Segment to enter into confidentiality agreements with its employees and third parties to protect its proprietary expertise and other trade secrets, these agreements may not provide sufficient protection for its trade secrets or proprietary know-how, or adequate remedies for breaches of such agreements may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. Our Chemicals Segment also may not be able to readily detect breaches of such agreements. The failure of our Chemicals Segment’s confidentiality agreements to protect its proprietary technology, know-how or trade secrets could result in a material loss of its competitive position, which could lead to significantly lower revenues, reduced profit margins or loss of market share.

Our Component Products Segment relies on patent, trademark and trade secret laws in the United States and similar laws in other countries to establish and maintain our intellectual property rights in our technology and designs. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. Third parties may independently discover our trade secrets and proprietary information, and in such cases our Component Products Segment could not assert any trade secret rights against such parties. Further, we do not know if any of our Component Products Segment’s pending trademark or patent applications will be approved. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights. In addition, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third-party use, which could adversely affect our competitive position.

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

If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs, including attorney’s fees and diversion of resources and management’s attention, and we may not prevail in any such suits or proceedings.

Global climate change laws and regulations could negatively impact our financial results or limit our ability to operate our businesses.

We operate production facilities in several countries and many of our facilities require large amounts of energy, including electricity and natural gas, in order to conduct operations. The U.S. government and various non-U.S. governmental agencies of countries in which we operate have determined the consumption of energy derived from fossil fuels is a major contributor to climate change and have adopted or are contemplating regulatory changes in response to the potential impact of climate change, including laws and regulations requiring enhanced reporting (such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022) as well as legislation regarding carbon emission costs, GHG emissions and renewable energy targets. International treaties or agreements may also result in increasing regulation of GHG emissions, including emissions permits and/or energy taxes or the introduction of carbon emissions trading mechanisms.  To date, the existing GHG laws and regulations in effect in the various countries in which we operate have not had a material adverse effect on our financial results. Until the timing, scope and extent of any new or future regulation become known, we cannot predict the effect on our business, results of operations or financial condition. However, if further GHG laws and regulations were to be enacted in one or more countries, it could negatively impact our future results of operations through increased costs of production, particularly as it relates to our energy requirements or our need to obtain emissions permits. If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations. In addition, any adopted future laws and regulations focused on climate change and/or GHG emissions could negatively impact our ability (or that of our customers and suppliers) to compete with companies situated in areas not subject to such laws and regulations.

General Risk Factors

Operating as a global business presents risks associated with global and regional economic, political and regulatory environments.

We have significant international operations which, along with our customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including trade barriers, tariffs, economic sanctions, exchange controls, global and regional economic downturns, terrorism, armed conflict (such as the current conflicts between Russia and Ukraine and Israel and Hamas), natural disasters, pandemics or other health crises and political conditions. We may encounter difficulties enforcing agreements or other legal rights and the effective tax rate may fluctuate based on the variability of geographic earnings and statutory tax rates. TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

Technology failures or cybersecurity breaches could have a material adverse effect on our operations.

Our businesses rely on integrated information technology systems to manage, process and analyze data, including to facilitate the manufacture and distribution of products to and from our facilities, receive, process and ship orders, manage the billing of and collections from customers and manage payments to vendors. Although we have systems and procedures in place to protect our information technology systems, there can be no assurance that such systems and procedures will be sufficiently effective. Therefore, any of our information technology systems may be susceptible to outages, disruptions or destruction from power outages, telecommunications failures, employee error, cybersecurity breaches or attacks and other similar events. This could result in a disruption of our business operations, injury to people, harm to the environment or our assets, and/or the inability to access our information technology systems and could adversely affect our results of operations and financial condition. We have in the past experienced, and we expect to continue to experience, cyber-attacks, including phishing and other attempts to breach or gain unauthorized access to, our systems, and vulnerabilities introduced into our systems by trusted third-party vendors who have experienced cyber-attacks. To date we have not suffered breaches in our systems, either directly or through a trusted third-party vendor, which have led to material losses. Due to the increase in global cybersecurity incidents it has become increasingly difficult to obtain insurance coverage on reasonable pricing terms to mitigate some risks associated with technology failures or cybersecurity breaches, and we are experiencing such difficulties in obtaining insurance coverage.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

We operate through our subsidiaries and receive services through our intercorporate services agreement (ISA) with Contran (see Note 17 to our Consolidated Financial Statements). We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our cybersecurity programs are built on operations and compliance foundations. Operations focus on continuous detection, prevention, measurement, analysis, and response to cybersecurity alerts and incidents and on emerging threats. Compliance establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility and availability of company data stored, processed or transferred. Our cybersecurity program is integrated within our overall risk management processes.

Kronos and CompX each have their own cybersecurity programs. Our corporate cybersecurity program is led by our chief information officer (CIO) who is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our corporate information systems are owned and operated by Contran and provided to us through the ISA. Our CIO, who also serves as the Kronos CIO, reports to our and Kronos’ chief executive officers, respectively. CompX’s cybersecurity program is led by the director of information technology (IT). The director of IT reports to CompX’s vice president in charge of coordinating operational activities within CompX’s two operating reporting units. Both our CIO and the CompX director of IT have extensive information technology and program management experience and lead teams that have many years of experience with each organization. Cybersecurity risks at each company are also reviewed and tested annually through third-party assessments and internal and external information technology audits. Our, Kronos’ and CompX’s information technology teams review enterprise risk management level cybersecurity risks annually.

We, Kronos and CompX continually enhance our security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Third parties also play a role in our cybersecurity. We, Kronos and CompX engage third-party services to conduct evaluations of our security controls through penetration testing, red team testing, consulting on best practices and to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity training through online training. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings.

We, Kronos and CompX each have a Cybersecurity Incident Disclosure and Controls Committee (CIDAC) which is central to the response and evaluation of cybersecurity incidents. Our CIDAC is comprised of our CIO and other senior executives including our chief executive officer, chief financial officer and general counsel. Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. The IT teams are responsible for categorizing cybersecurity incidents, with incidents evaluated to be high or critical security risks brought to the CIDAC for review and evaluation. Incidents are evaluated to determine materiality as well as operational and business impact. Our CIDAC, as well as the Kronos and CompX CIDAC, performs simulations and tabletop exercises at a management level to evaluate our readiness and response to cybersecurity incidents. External resources and advisors are incorporated as needed.

Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our chief financial officer and CIO, regularly brief the board of directors on our cybersecurity and information security posture, and our board of directors is apprised of cybersecurity incidents deemed to have a high or critical business impact, even if immaterial to us. The board has delegated some of its primary risk oversight to board committees, including that our audit committee facilitates the board’s process of oversight of our overall risk management approach. Our full board retains oversight of cybersecurity because of its importance to us and visibility with our customers.

In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery and notification. This includes notifying functional areas (such as legal and human resources), senior leadership and the board as appropriate.

We, Kronos and CompX face a number of cybersecurity risks. To date, such risks have not materially affected us, including our business strategy, results of operations or financial condition. While we have not experienced any breaches, we have encountered occasional attempts, albeit of minor significance, targeting our data and systems, including instances of malware and computer virus infiltration. Thus far all such incidents have been minor. For more information about the cybersecurity risks we face, see the risk factor entitled “Technology failures or cybersecurity breaches could have a material adverse effect on our operations.” in Item 1A- “Risk Factors”.

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

NL believes it has substantial defenses to these actions and NL intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We do not believe it is probable we have incurred any liability with respect to pending lead pigment litigation cases to which NL is a party, and with respect to all such lead pigment litigation cases to which NL is a party, we believe liability to NL that may result, if any, in this regard cannot be reasonably estimated, because:

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

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. NL made the initial $25.0 million payment in September 2019 and the first, second, third and fourth annual installment payments of $12.0 million each in September 2020, 2021, 2022 and 2023. We recognized an aggregate accretion expense of $1.1 million, $.9 million and $.7 million in 2021, 2022 and 2023, respectively.

In January 2024, NL was served with a third-party complaint in a matter titled Arrioena Beal v. Hattie Mitchell, et al. (Circuit Court of Milwaukee County, Wisconsin, Case No. 21-cv-3276). The plaintiff in this case sued her former landlords and several former manufacturers of lead paint for injuries allegedly attributable to lead paint, but did not sue NL. Several of the former lead paint manufacturer defendants later filed a third-party complaint against NL, seeking contribution for any damages they may ultimately have to pay to the plaintiff. NL believes it has substantial defenses to these claims under Wisconsin law and intends to defend itself vigorously.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2022 and December 31, 2023 we had not recognized any material receivables for recoveries.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which NL’s wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (EMS), has contractually assumed NL’s obligations. At December 31, 2023, NL had accrued approximately $91 million related to approximately 33 sites associated with remediation and related matters that NL believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $118 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2023, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

We have also accrued approximately $6 million at December 31, 2023 for other environmental cleanup matters which represents our best estimate of the liability.

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

In August 2009, NL was served with a complaint in Raritan Baykeeper, Inc. d/b/a NY/NJ Baykeeper et al. v. NL Industries, Inc. et al. (United States District Court, District of New Jersey, Case No. 3:09-cv-04117). This is a citizen’s suit filed by two local environmental groups pursuant to the Resource Conservation and Recovery Act and the Clean Water Act against NL, current owners, developers and state and local government entities. The complaint alleges that hazardous substances were and continue to be discharged from its former Sayreville, New Jersey property into the sediments of the adjacent Raritan River. The former Sayreville site is currently being remediated by owner/developer parties under the oversight of the NJDEP. The plaintiffs seek a declaratory judgment, injunctive relief, imposition of civil penalties and an award of costs. In June 2022, NL received a letter from the NJDEP informing NL that remediation of contaminated sites upriver of the former Sayreville site had progressed to the point that it was now appropriate for NL to resume investigating the sediments adjacent to the Sayreville site.  NL has been diligently conducting that investigation in compliance with

NJDEP regulations. The lawsuit remains pending. NL continues to deny liability and will defend vigorously against all claims.

In 2011, NL was served in ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Western District of Missouri, Case No. 4:11-cv-00138-DGK) and ASARCO LLC v. NL Industries, Inc., et al. (United States District Court, Eastern District of Missouri, Case No. 4:11-cv-00864).  Both cases are CERCLA contribution actions brought against several defendants to recover a portion of the amount the plaintiff paid in settlement with the U.S. Government during its Chapter 11 bankruptcy.  The court in each case entered indefinite stays of the litigation in 2013 and 2015, which remain in place.

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

In September 2013, EPA issued to NL and 34 other PRPs general notice of potential liability and a demand for payment of past costs and performance of a Remedial Design for the Gowanus Canal Superfund Site in Brooklyn, New York. In March 2014, EPA issued a UAO to NL and approximately 27 other PRPs for performance of the Remedial Design at the site. EPA contends that NL is liable as the alleged successor to the Doehler Die Casting Company, and therefore responsible for any potential contamination at the site resulting from Doehler’s ownership/operation of a warehouse and a die casting plant it owned 90 years ago. In April 2019, EPA issued a second UAO to NL and approximately 27 other PRPs for performance of certain work related to the Remedial Design at the site. NL believes that it has no liability at the site. NL has been in discussions with EPA regarding a de minimis settlement and is otherwise taking actions necessary to respond to the UAO. If these discussions are ultimately unsuccessful, NL will continue to deny liability and will defend vigorously against all of the claims.

In January 2020, NL was sued in Atlantic Richfield, Co. v. NL Industries, Inc., (United States District Court for the District of Colorado, Case 1:20-cv-00234). This is a CERCLA cost recovery action brought by a past owner and operator of certain mining properties located in Rico, Colorado. In 2023, the trial court granted partial summary judgment for NL and the plaintiff appealed that decision to the Court of Appeals for the Tenth Circuit. NL continues to deny liability and will defend vigorously against all claims.

In December 2020, NL and several other defendants were sued in California Department of Toxic Substances v. NL Industries, Inc., (United States District Court for the Central District of California, Case 2:20-cv-11293). This complaint by a California state agency asserts claims under CERCLA, a state environmental statute, and the common law relating to lead contamination allegedly connected to a secondary lead smelter located in Vernon, California. In October 2022, the trial court issued an order finding that NL and the other defendants are not liable under CERCLA for lead contamination in residential neighborhoods surrounding, but at a distance from, the former secondary lead smelter. In August 2023, the trial court issued orders finding that NL and several other defendants are jointly liable for contamination on areas where  operations were previously conducted, but are not liable for contamination outside those former operating areas. Neither the amount of damages owed, nor any party’s allocated share of such damages, has yet been determined.  NL has denied liability and will continue to defend vigorously against all claims.

In December 2023, NL and several other defendants were sued in Sunset Commercial, LLC v. Stauffer Management Co., et al. (United States District Court for the District of Nevada, Case 2:23-cv-02081). The complaint asserts claims under CERCLA as well as claims for private nuisance, negligence, trespass, and strict liability.  The plaintiff asserts that hazardous substances located on its property are attributable to a large industrial facility in the area. The plaintiff alleges NL is liable for once holding a lease on the industrial property and for its past partial ownership of another company. NL intends to deny liability and will defend vigorously against all claims.

Other Litigation

NL – NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 108 of these types of cases pending, involving a total of approximately 582 plaintiffs. In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, NL has not been adjudicated liable in any of these matters. Based on information available to us, including:

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

Common Stock and Dividends – Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of March 1, 2024, there were approximately 740 holders of record of our common stock.

Performance Graph – Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2018 through December 31, 2023. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2018, and assumes the reinvestment of our regular quarterly dividends in shares of our stock.

	December 31,
	2018	2019	2020	2021	2022	2023
Valhi common stock	$100	$100	$71	$136	$105	$74
S&P 500 Index	100	131	156	200	164	207
S&P 500 Industrial Conglomerates	100	125	138	145	133	165

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
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

Equity Compensation Plan Information – We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 100,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2023, an aggregate of 84,600 shares were available for future award under this plan. See Note 16 to our Consolidated Financial Statements.

Treasury Stock Purchases – In March 2005 and November 2006, our board of directors authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. The aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2023. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we could terminate the program prior to completion. We will use our cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 16 to our Consolidated Financial Statements.

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International, Inc., Tremont LLC, Basic Management, Inc. (BMI) and the LandWell Company (LandWell).  Kronos (NYSE: KRO), NL (NYSE: NL) and CompX (NYSE American: CIX) each file periodic reports with the SEC.

We have three consolidated reportable operating segments:

●	Chemicals – Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added TiO2. TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals.
●	Component Products – We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries. CompX is also a leading manufacturer of wake enhancements systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine industry.
●	Real Estate Management and Development – We operate in real estate management and development through our majority control of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. BMI previously, through wholly-owned subsidiaries, also was responsible for the delivery of water to the City of Henderson and various other users through September 2022, and provided utility services to certain industrial customers prior to December 2023.

Operations Overview

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 –

We reported a net loss attributable to Valhi stockholders of $12.1 million or $.42 per diluted share in 2023 compared to net income of $90.2 million or $3.16 per diluted share in 2022.

Our net income attributable to Valhi stockholders decreased from 2022 to 2023 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment in 2023 compared to 2022 including 2023 charges of $5.8 million related to workforce reductions and $3.8 million related to the write-off of certain costs resulting from a capital project termination;
●	aggregate charges of $19.7 million in our Real Estate Management and Development Segment in 2022 related to the impairment of certain fixed assets and the bankruptcy filing of BWC;
●	income from tax increment infrastructure reimbursement of $25.2 million in 2023 compared to $15.2 million in 2022;
●	a non-cash loss on the termination of our U.K. pension plan of $6.2 million in 2023;
●	a loss of $2.6 million related to the sale of BPC in 2023; and
●	the recognition of a gain on the sale of land not used in our operations of $1.5 million in 2023.

Our diluted net loss per share in 2023 includes:

●	income of $.46 per share related to tax increment infrastructure reimbursements recognized in the third and fourth quarters;
●	a loss of $.13 per share due to the termination of our U.K. pension plan recognized in the second quarter;
●	a loss of $.10 per share related to workforce reductions by our Chemicals Segment recognized in the fourth quarter;
●	a loss of $.06 per share related to the write-off of certain costs resulting from a capital project termination recognized in the fourth quarter;
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment recognized in the first, second and third quarters;
●	a loss of $.04 per share due to the sale of BPC recognized in the fourth quarter; and
●	a gain of $.04 per share related to the sale of land not used in our operations recognized in the second quarter.

Our diluted net income per share in 2022 includes:

●	aggregate charges of $.35 per share related to the bankruptcy filing of BWC, including $.29 per share related to the impairment of the water delivery system fixed assets, primarily recognized in the second quarter, and $.04 per share loss on the deconsolidation of BWC and $.02 per share of bad debt expense related to an intercompany receivable with BWC, both recognized in the third quarter;
●	income of $.28 per share related to tax increment infrastructure reimbursements recognized in the third and fourth quarters;
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment recognized in the third quarter; and
●	income of $.02 per share related to an energy utility infrastructure reimbursement recognized in the second quarter.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 –

We reported net income attributable to Valhi stockholders of $90.2 million or $3.16 per diluted share in 2022 compared to $127.2 million or $4.46 per diluted share in 2021.

Our net income attributable to Valhi stockholders decreased from 2021 to 2022 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment in 2022 compared to 2021;
●	lower operating income from our Real Estate Management and Development Segment in 2022 compared to 2021 including aggregate charges of $19.7 million in our Real Estate Management and Development Segment in 2022 related to the impairment of certain fixed assets and the bankruptcy filing of BWC in 2022; and
●	recognition of a gain on sales of land not used in our operations of $16.0 million in 2021.

Our diluted net income per share in 2022 includes:

●	aggregate charges of $.35 per share related to the bankruptcy filing of BWC, including $.29 per share related to the impairment of the water delivery system fixed assets, primarily recognized in the second quarter, and $.04 per share loss on the deconsolidation of BWC and $.02 per share of bad debt expense related to an intercompany receivable with BWC, both recognized in the third quarter;
●	income of $.28 per share related to tax increment infrastructure reimbursements recognized in the third and fourth quarters;
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment recognized in the third quarter; and
●	income of $.02 per share related to an energy utility infrastructure reimbursement recognized in the second quarter.

Our diluted net income per share in 2021 includes:

●	a gain of $.43 per share related to sales of land not used in our operations recognized in the second and third quarters; and
●	income of $.28 per share related to tax increment infrastructure reimbursements recognized in the first and fourth quarters.

We discuss these amounts more fully below.

Current Forecast for 2024 –

We currently expect consolidated operating income for 2024 to be higher as compared to 2023 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2024 primarily due to the positive impacts of improved demand and lower manufacturing costs;
●	higher operating income from our Real Estate Management and Development Segment in 2024 due to higher expected infrastructure reimbursements; and
●	lower operating income from our Component Products Segment in 2024 as security products and marine sales are expected to decline further in 2024.

Our expectations for our future operating results are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, technological advances, worldwide production capacity and public health crises. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Segment Operating Results – 2023 Compared to 2022 and 2022 Compared to 2021

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

	Years ended December 31,			% Change
	2021	2022	2023	2021-22	2022-23

	(Dollars in millions)
Net sales	$1,939.4	$1,930.2	$1,666.5	—%	(14)%
Cost of sales	1,494.5	1,540.2	1,502.7	3	(2)
Gross margin	$444.9	$390.0	$163.8	(12)	(58)
Operating income (loss)	$200.8	$174.6	$(41.1)	(13)	(124)
Percent of net sales:
Cost of sales	77%	80%	90%
Gross margin	23	20	10
Operating income (loss)	10	9	(2)
TiO2 operating statistics:
Sales volumes*	563	481	419	(15)%	(13)%
Production volumes*	545	492	401	(10)%	(19)%

Percent change in TiO2 net sales:
TiO2 sales volumes				(15)%	(13)%
TiO2 product pricing				21	(4)
TiO2 product mix/other				(1)	2
Changes in currency exchange rates				(5)	1
Total				—%	(14)%
*	Thousands of metric tons

Industry Conditions and 2023 Overview – Our Chemicals Segment and the TiO2 industry are experiencing an extended period of significantly reduced demand across all major markets, which is reflected in our Chemicals Segment’s sales volumes in 2023. Demand first began to decrease in the third quarter of 2022, and although there has been some stabilization at this reduced level, overall demand remained below average historical levels during 2023. While our Chemicals Segment started 2023 with average TiO2 selling prices 16% higher than at the beginning of 2022, this extended period of reduced demand has put downward pressure on average TiO2 selling prices and, as a result, prices declined 13% in 2023. Overall sales volumes declined in 2023 compared to 2022 primarily due to lower demand in all major markets.

Our Chemicals Segment began curtailing production in the fourth quarter of 2022 at certain of its European facilities due to decreased demand and increased production costs. During 2023, our Chemicals Segment continued operating its production facilities at reduced rates to align production with expected customer demand. As a result, our Chemicals Segment operated its production facilities at 72% of practical capacity utilization in 2023 compared to 89% of practical capacity utilization in 2022.

The following table shows our Chemicals Segment’s capacity utilization rates during 2022 and 2023.

	Production Capacity Utilization Rates
	2022	2023
First quarter	100%	76%
Second quarter	95%	64%
Third quarter	93%	73%
Fourth quarter	65%	75%
Overall	89%	72%

Due to significant increases in per metric ton production costs (primarily feedstock and unabsorbed fixed costs due to reduced operating rates), our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in 2023 was significantly higher than in 2022 (excluding the effect of changes in currency exchange rates).

In response to the extended period of reduced demand, our Chemicals Segment has taken measures to reduce its operating costs and improve its long-term cost structure. As part of overall cost saving measures, in the third quarter of

2023 our Chemicals Segment began implementing certain voluntary and involuntary workforce reductions. A substantial portion of its workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 individuals and are substantially completed. Our Chemicals Segment recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of the year, which is classified in selling, general and administrative expense. The majority of cash payments are expected to be completed by the first quarter of 2024.

Net Sales – Our Chemicals Segment’s net sales in 2023 decreased 14%, or $263.7 million, compared to 2022 primarily due to a 13% decrease in sales volumes (which decreased net sales by approximately $251 million) and a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $77 million). Changes in product mix positively contributed to net sales, primarily due to higher average selling prices and sales volumes in our Chemicals Segment’s complementary businesses which somewhat offset declines in TiO2 sales volumes. In addition to the impact of sales volumes and average TiO2 selling prices, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemicals Segment’s net sales by approximately $10 million in 2023 as compared to 2022. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 13% in 2023 as compared to 2022 due to lower overall demand across all major markets noted above. The lower overall demand our Chemicals Segment began experiencing in the second half of 2022 continued throughout most of 2023. However, our Chemicals Segment’s sales volumes were 29% higher in the fourth quarter of 2023 as compared to the fourth quarter of 2022 due to strengthening demand for TiO2 in its primary markets of Europe and North America.

Our Chemicals Segment’s net sales in 2022 were consistent with net sales in 2021 primarily due to the net effects of a 21% increase in average TiO2 selling prices (which increased net sales by approximately $407 million) and a 15% decrease in sales volumes (which decreased net sales by approximately $291 million). We estimate that changes in currency exchange rates (primarily the euro) decreased our Chemicals Segment’s net sales by approximately $106 million, or 5% in 2022 as compared to 2021.

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

Cost of Sales and Gross Margin – Cost of sales decreased $37.5 million, or 2%, in 2023 compared to 2022 due to the net effects of a 13% decrease in sales volumes, a 19% decrease in production volumes at certain of our Chemicals Segment’s manufacturing facilities to align inventory levels to anticipated near-term customer demand (which resulted in  $96 million of unabsorbed fixed production costs) and higher production costs of approximately $65 million (primarily raw materials). Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 90% in 2023 compared to 80% in 2022 primarily due to the unfavorable effects of higher production costs (primarily raw materials) and unabsorbed fixed production costs due to lower production volumes.

Gross margin as a percentage of net sales decreased to 10% in 2023 compared to 20% in 2022. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to lower production and sales volumes, lower average TiO2 selling prices, higher production costs and changes in currency exchange rates.

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

Operating Income (Loss) – Our Chemicals Segment had an operating loss of $41.1 million in 2023 compared to operating income of $174.6 million in 2022 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $2.5 million in 2023 and a gain of $2.7 million in 2022 related to cash received from the settlement of a business interruption insurance claim related to Hurricane Laura. We estimate changes in currency exchange rates decreased our Chemicals Segment’s operating loss by approximately $16 million in 2023 as compared to 2022, as discussed in the Currency Exchange Rates section below.

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

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.5 million in 2021 and $1.3 million in each of 2022 and 2023, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Overall, we estimate that fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s sales and operating income (loss) for the periods indicated.

Impact of changes in currency exchange rates - 2023 vs 2022
				Translation
				gains	Total currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$10	$10
Operating income (loss)	12	1	(11)	27	16

The $10 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as euro-denominated sales were translated into more U.S. dollars in 2023 as compared to 2022. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2023 did not have a significant effect on the reported amount of net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations are denominated in the U.S. dollar.

The $16 million decrease in operating loss was comprised of the following:

●	Lower net currency transaction gains of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $27 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2023 as compared to 2022. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2023 as compared to 2022.

Impact of changes in currency exchange rates - 2022 vs. 2021
				Translation
				gains/(losses)	Total currency
	Transaction gains recognized			impact of	impact
	2021	2022	Change	rate changes	2022 vs. 2021

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(106)	$(106)
Operating income	2	12	10	13	23

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

Outlook – Our Chemicals Segment’s customer demand stabilized during the fourth quarter of 2023, particularly in the North American and export markets, while demand in Europe improved but remained below historical levels. Our Chemicals Segment expects consumer demand to improve in 2024, and it believes customer destocking of TiO2 is largely complete and customer inventories are historically low. As a result, our Chemicals Segment expects sales volumes in 2024 to exceed 2023 sales volumes. In this regard, our Chemicals Segment is experiencing improved demand thus far in the first quarter of 2024 in all major markets. Our Chemicals Segment has increased production rates in line with current and expected near-term improved demand and believes its production volumes in 2024 will be higher than 2023, although below estimated full practical capacity. During 2023, our Chemicals Segment’s selling prices came under increasing pressure, primarily due to low-cost imports from China impacting European and export pricing. Our Chemicals Segment expects these pricing pressures to be somewhat mitigated in 2024 and believes there is potential industry pricing upside in 2024 as a result of improved demand.

Throughout 2023 our Chemicals Segment implemented cost reduction initiatives designed to improve its long-term cost structure, including targeted workforce reductions and the implementation of certain ongoing technology innovations and process improvement initiatives. Energy costs in Europe have generally stabilized after a period of market disruptions, although in early 2023, in order to provide cost certainty, our Chemicals Segment entered into forward contracts for a portion of its energy needs in 2023 which in many cases were priced above subsequent market rates. As a result of contracts expiring in late 2023, our Chemicals Segment expects its energy costs will be further reduced in 2024. Our Chemicals Segment expects raw material and other input costs, which began to decline in 2023, will continue to moderate in 2024. This, along with lower expected energy costs and the cost reduction initiatives discussed above, will result in improved margins in 2024 as compared to 2023. Overall, due to the expected improved demand and lower production costs, including lower unabsorbed fixed costs, our Chemicals Segment expects to report higher operating results for the full year of 2024 as compared to 2023.

Throughout 2023 our Chemicals Segment took necessary actions to align its production and inventories to then current demand levels including production curtailments. As demand improves, our Chemicals Segment will continue to monitor current and anticipated near-term customer demand levels and will align its production and inventories accordingly. Our Chemicals Segment believes the steps it took during 2023 to preserve its liquidity while maintaining global market share have positioned its business to capitalize on its expectations for improved demand in 2024.

Our expectations for the TiO2 industry and our Chemicals Segment operations are based on a number of factors outside our control. Our Chemicals Segment has experienced global market disruptions including high energy costs and future impacts on its operations will depend on, among other things, future energy costs and the impact economic conditions and geopolitical events have on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Component Products –

Our Component Products Segment reported operating income of $25.4 million in each of 2023 and 2022 and $20.5 million in 2021. Operating income in 2023 was comparable to 2022 as lower marine components sales were offset by higher security products sales and higher gross margin percentages across both reporting units. The increase in operating income in 2022 over 2021 is primarily due to higher marine components sales and to a lesser extent higher security products sales.

Our Component Products Segment’s product offerings consist of a large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on its ability to quantify the impact of changes in individual product sales quantities and selling prices on our Component Products Segment’s net sales, cost of sales and gross margin. In addition, small variations in period-to-period net sales, cost of sales and gross margin can result from changes in the relative mix of our Components Products Segment’s products sold. The key performance indicator for our Component Products Segment is operating income margins.

	Years ended December 31,			% Change
	2021	2022	2023	2021-22	2022-23

	(Dollars in millions)
Net sales:
Security products	$105.1	$114.5	$121.2	9%	6%
Marine components	35.7	52.1	40.1	46	(23)
Total net sales	140.8	166.6	161.3	18	(3)
Cost of sales	98.1	117.8	112.1	20	(5)
Gross margin	$42.7	$48.8	$49.2	14	1
Operating income	$20.5	$25.4	$25.4	24	-

Percent of net sales:
Cost of sales	70%	71%	70%
Gross margin	30	29	31
Operating income	15	15	16

Net Sales – Our Component Products Segment’s net sales decreased $5.3 million in 2023 compared to 2022 due to lower marine components sales primarily to the towboat market, partially offset by higher security products sales largely in the fourth quarter of 2023. Marine components net sales decreased $12.0 million, or 23%, in 2023 as compared to 2022. Relative to prior year, marine components sales were $12.8 million lower to the towboat market (primarily to original equipment boat manufacturers) and $2.0 million lower to the engine builder market, partially offset by $1.2 million higher industrial sales and $.8 million higher sales to the center console boat market. Security products net sales increased $6.7 million, or 6%, in 2023 as compared to 2022 primarily due to higher sales related to a pilot project for a government security customer. Relative to prior year, security products sales were $8.3 million higher to the government security market and $1.5 million higher to distributors, partially offset by $1.7 million lower sales to the office furniture market and $.7 million lower sales to the gas station security market.

Our Component Products Segment’s net sales increased $25.8 million in 2022 compared to 2021 due to higher marine components sales primarily to the towboat market and, to a lesser extent, higher security products sales across a variety of markets. Marine components net sales increased $16.4 million, or 46%, in 2022 as compared to 2021. Relative to prior year, marine components sales were $11.5 million higher to the towboat market (primarily to original equipment boat manufacturers), $2.1 million higher to the engine builder market and $2.0 million higher to the industrial market. Security products net sales increased $9.4 million, or 9%, in 2022 as compared to 2021. Relative to prior year, security products sales were $3.8 million higher to the government security market, $1.8 million higher to the office furniture market, $1.5 million higher to distributors, $1.0 million higher to the tool storage market and $.9 million higher to the gas station security market.

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales decreased in 2023 compared to 2022 primarily due to the effects of lower production costs at both security products and marine components reporting units as well as lower marine components sales. Our Component Products Segment’s gross margin as a percentage of net sales increased over the same period primarily due to the factors affecting cost of sales. Security products gross margin as a percentage of net sales for 2023 increased as compared to 2022 primarily due to lower production costs (including lower material, overtime and shipping costs) and increased coverage of fixed costs on higher sales, primarily in the fourth quarter. Marine components gross margin as a percentage of net sales increased in 2023 compared to 2022 primarily due to lower raw material costs (primarily stainless steel and aluminum), lower supplies costs driven by lower volume, lower shipping costs and lower labor costs from reduced employee overtime due to lower sales volumes, partially offset by decreased coverage of fixed costs as a result of lower sales.

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

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income increased in 2023 compared to 2022. The operating margin percentage increased in 2023 compared to 2022 primarily due to the factors impacting net sales, cost of sales and gross margin discussed above. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property and equipment. Operating costs and expenses increased in 2023 compared to 2022 predominantly due to higher salary and benefit costs at the security products reporting unit which increased by $.6 million.

Our Component Products Segment operating income increased in 2022 compared to 2021. Operating margin increased in 2022 compared to 2021 primarily due to the factors impacting net sales, cost of sales and gross margin discussed above. Operating costs and expenses increased $1.2 million in 2022 compared to 2021 predominantly due to higher salary and employment related costs.

General – Our Component Products Segment’s profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control manufacturing costs, primarily comprised of labor costs and materials. The materials used in our Component Products Segment’s products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass, aluminum and stainless steel. Total material costs represented approximately 48% of our Component Products Segment’s cost of sales in 2023, with commodity-related raw materials representing approximately 13% of our Component Products Segment’s cost of sales. After increasing in 2021 and the first half of 2022, prices for the primary commodity-related raw materials used in the manufacture of our Component Products Segment’s locking mechanisms, primarily zinc and brass, generally began to stabilize in the latter half of 2022 and into 2023 and generally began to soften in the latter half of 2023. Prices for aluminum and stainless steel, the primary raw material used for the manufacture of marine exhaust headers and pipes, wake enhancement systems, throttles and trim tabs experienced significant volatility during 2021 and 2022 but were more stable in 2023. Although raw commodity costs declined during 2023 from elevated levels experienced in 2021 and 2022, in most cases materials our Component Products Segment purchases also include processing and conversion costs such as alloying, extrusion and rolling, which continue to be elevated due to costs of labor, transportation and energy. Based on current economic conditions, our Component Products Segment expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2024 to be relatively stable.

Our Component Products Segment occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 – “Business – Component Products Segment – CompX International, Inc. – Raw Materials.”

Outlook – In 2023, the security products reporting unit achieved record sales as a result of increased sales to the government security market, including a pilot project to a government security customer. Absent this project, security products sales would have declined compared to the prior year due to sluggish demand in many of the other markets it serves. At the marine components reporting unit, the strong demand experienced in 2021 and 2022 carried into the first quarter of 2023 when the towboat market began experiencing softening demand that accelerated as the year progressed. Labor markets have become favorable in each of the regions our Component Products Segment operates, and material prices have either stabilized or, in the case of certain commodity raw materials, started to decline slightly. Our Component Products Segment’s supply chains are stable and transportation and logistical delays are minimal. Our Component Products

Segment has adjusted its labor force and production rates at its facilities to reflect the stability of its raw material supplies and near-term demand levels.

Our Component Products Segment expects security products sales in 2024 will be lower than 2023 as the sluggishness it observed across a variety of the markets security products served during 2023 will continue with customers expressing uncertainty regarding sustained consumer demand. Our Component Products Segment does not currently have additional orders with regard to the 2023 pilot project, and it has no knowledge of any future orders. After implementing aggressive price increases over the last several years to maintain operating margins, our Component Products Segment believes its customers will accept only modest price increases in the current environment. Overall, our Component Products Segment expects the security products reporting unit’s gross margin will be comparable in 2024, although it expects operating income as a percentage of sales to decline due to its limited pricing power along with reduced coverage of selling, general and administrative costs as a result of lower expected sales. Our Component Products Segment expects marine components net sales in 2024 to also be lower as compared to 2023 because it believes demand in the towboat market will further decline, and expected increases in sales to the industrial and center console boat markets will not fully offset reduced towboat demand. The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of our Component Products Segment’s customers, have publicly announced reductions to production schedules for 2024. Overall, our Component Products Segment expects the marine components reporting unit’s gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales will similarly be lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. Our Component Products Segment ended the year with elevated inventory balances at its marine components reporting unit as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of its raw materials with near term demand. Our Component Products Segment expects inventory balances to be in alignment with current demand by mid-year 2024.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Our Component Products Segment has experienced global and domestic supply chain challenges, and any future impacts on operations will depend on, among other things, any future disruption in our Component Products Segment’s operations or its suppliers’ operations, the impact of economic conditions and geopolitical events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development –

	Years ended December 31,
	2021	2022	2023

	(In millions)
Net sales:
Land sales	$207.8	$120.9	$92.6
Utility and other	1.6	1.2	1.3
Water delivery sales	6.8	3.6	—
Total net sales	216.2	125.7	93.9
Cost of sales	123.6	74.1	61.7
Gross margin	$92.6	$51.6	$32.2
Operating income	$97.3	$39.4	$49.9

General – Our Real Estate Management and Development Segment consists of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes. BMI also was responsible for the delivery of water to the City of Henderson and various other users through a water distribution system owned and operated by BWC prior to BWC’s bankruptcy filing and deconsolidation on September 10, 2022. BMI also provided certain utility services to an industrial park located in Henderson, Nevada prior to the sale of BPC on December 1, 2023. With the approval of BWC’s plan of reorganization by the bankruptcy court, substantially all of BWC’s assets were sold in November 2023. Following the sale of the BWC assets and BPC, BMI no longer provides services to the industrial park which allows us to focus on land sales and development activity for the residential/planned community.

LandWell began marketing land for sale in the residential/planned community in December 2013 and at December 31, 2023 approximately 20 saleable acres remain. LandWell has been actively marketing and selling the land zoned for commercial and light industrial use and at December 31, 2023 approximately 15 saleable acres remain. Contracts for land sales are negotiated on an individual basis, and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract or land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all the land in the residential/planned community has been sold; however, we expect the development work to take three to four years to complete.

Net Sales and Operating Income – Substantially all the net sales from our Real Estate Management and Development segment in 2023 and 2022 consisted of revenues from land sales. We recognized $92.6 million in revenues on land sales during 2023 compared to $120.9 million in 2022. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods, and substantially all the land sales revenue we recognized in 2023 and 2022 was under this method of revenue recognition. Land sales revenue in 2023 decreased compared to 2022 due to the decreased pace of development activity within the residential/planned community. The pace of development activities is dictated by a number of factors such as city permit and design approval and labor and materials availability. Cost of sales related to land sales revenues was $60.8 million in 2023 compared to $69.7 million in 2022. Included in operating income was income related to the tax increment reimbursement note receivables of $25.2 million and $15.2 million in 2023 and 2022, respectively. See Note 7 to our Consolidated Financial Statements.

Substantially all the net sales from our Real Estate Management and Development segment in 2022 and 2021 consisted of revenues from land sales. We recognized $120.9 million in revenues on land sales during 2022 compared to $207.8 million in 2021. Cost of sales related to land sales revenues was $69.7 million in 2022 compared to $117.0 million in 2021. Land sales revenue decreased substantially in 2022 primarily due to two land parcels with no post-closing obligations that closed during the fourth quarter of 2021 for $70 million, which were immediately recognized as revenue.  Excluding these two parcels that closed in 2021, land sales declined 12% in 2022 primarily due to a decrease in acreage sold and the relative timing of development spending. Substantially all the land sales revenue we recognized in 2022 was under the cost-based inputs method of revenue recognition for acreage sold in prior years and to a lesser extent current year land sales. In 2021 land sales were heavily weighted towards the end of the year. Land sales revenue in the fourth quarter of 2022 was $20.0 million compared to $150.8 million in the fourth quarter of 2021, including approximately $70 million noted above. Included in operating income was income related to the tax increment reimbursement note receivables of $15.2 million and $15.3 million in 2022 and 2021, respectively.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. Prior to BWC’s bankruptcy filing on September 10, 2022, BMI was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC. BWC’s water delivery system operated on Lake Mead in Nevada. Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter of 2022, Lake Mead water levels dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system. We considered BWC’s inability to pump water from Lake Mead to be a triggering event under ASC 360 Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment. Because BWC was unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value. The $16.4 million impairment charge primarily recognized in the second quarter of 2022 represented the write down of the book value to the estimated salvage value of the assets. Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District

of Nevada. Because BWC filed for bankruptcy protection, we and BMI could no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing and recognized a loss of $2.0 million in the third quarter of 2022 on the deconsolidation. In addition, BMI had an outstanding intercompany accounts receivable balance with BWC on the date of the bankruptcy filing, and we recognized $1.3 million of bad debt expense to fully reserve this balance during the third quarter of 2022. All of these charges are included in the determination of the Real Estate Management and Development’s operating income in 2022. Operating income comparisons between 2023, 2022 and 2021 are also affected by BWC’s water delivery sales and related cost of sales. See Note 2 to our Consolidated Financial Statements.

As noted above, BWC filed for Chapter 11 bankruptcy protection on September 10, 2022. We recognized an aggregate $19.7 million of charges in 2022, discussed above, related to BWC which will not recur. On November 8, 2023, the Bankruptcy Court for the District of Nevada entered an order approving BWC’s plan of reorganization, which provided for the sale of substantially all BWC’s assets and the transfer of substantially all of its operating and other agreements to one of its industrial customers.  The transaction closed on November 17, 2023, at which time BWC discontinued its water delivery operations. As part of the transaction, BWC is providing transition services to the purchaser for a limited time. The proceeds of the sale will be used to repay creditors of BWC and its wholly-owned subsidiary. BWC’s assets may not be sufficient to fully repay its creditors, and the timing of the resolution of the bankruptcy proceedings remains uncertain.

On December 1, 2023, BMI sold its subsidiary BPC, which provides electricity to four customers located in the industrial park, and its sewer system assets to another of its industrial customers. The sale was for minimal cash consideration and the assumption of liabilities, and upon the closing of the sale we recognized a loss of $2.6 million. BMI is providing transition services to the purchaser of the businesses for a limited time. With the sale of BPC, we no longer provide services to the industrial park which allows us to focus on land sales and development activity for the residential/planned community.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. At December 31, 2023, substantially all of the land in the residential/planned community had been sold with approximately 20 saleable acres remaining. With the strong new home market in the Las Vegas area, we expect to sell our remaining residential zoned land within the next year. Demand for the 15 saleable acres zoned for light industrial and commercial use is more modest and we expect it will take more time to sell these remaining acres. At December 31, 2023 we have deferred revenue of $88.0 million related to post-closing obligations on land sales closed in 2023 and prior years. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, although we have already received substantially all the cash proceeds related to these sales. We currently expect to take three to four years to complete our post-closing obligations. Any delays or curtailments in infrastructure development related to post-closing obligation activities will delay the amount of revenue we recognize on previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the construction expected to continue for the next three to four years. We expect these land development costs in 2024 to be comparable to 2023 due to the timing of certain infrastructure projects. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue and therefore this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City of Henderson for approval of additional tax increment reimbursement note receivables.

General Corporate Items, Interest Expense, Income Taxes, Noncontrolling Interest and Related Party Transactions

Insurance Recoveries – NL has agreements with certain insurance carriers pursuant to which the carriers reimburse NL for a portion of its past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts NL received from these insurance carriers. NL received $.5 million in insurance recoveries during 2023. See Note 13 to our Consolidated Financial Statements.

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

Gain on Land Sales – In 2021, we sold two parcels of land (including one parcel in the second quarter and one parcel in the third quarter) not used in our operating activities for net proceeds of approximately $23.4 million and recognized an aggregate pre-tax gain of $16.0 million. In the second quarter of 2023 we sold excess property not used in our operations for net proceeds of approximately $1.8 million and recognized a pre-tax gain of $1.5 million. See Note 13 to our Consolidated Financial Statements.

Other Components of Net Periodic Pension and OPEB Expense – We recognized other components of net periodic pension and OPEB expense of $11.8 million in 2023, $13.9 million in 2022 and $17.0 million in 2021. The decrease in 2023 compared to 2022 is primarily due to the net effects of higher discount rates impacting interest cost, previously unrecognized actuarial losses and $6.2 million in settlement costs related to the termination and buy-out of our pension plan in the United Kingdom during the second quarter of 2023. The decrease in expense in 2022 compared to 2021 is primarily due to pension costs as a result of actuarial amortizations and expected returns on plan assets. See Note 11 to our Consolidated Financial Statements.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries –  Our subsidiaries Kronos and NL hold shares of our common stock. As discussed in Note 16 to our Consolidated Financial Statements, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Consolidated Balance Sheets at fair value. Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss. Under the principles of consolidation, we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. The $1.7 million loss in 2023, the $1.6 million loss in 2022 and the $3.3 million gain in 2021 recognized in our Consolidated Financial Statements represent the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Income and Other – Interest income and other increased $10.9 million in 2023 compared to 2022 primarily due to higher average interest rates and increased investment balances. Interest income and other increased $6.4 million in 2022 compared to 2021 primarily due to higher average interest rates and increased investment balances. See Note 13 to our Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses were 5% lower at $34.7 million in 2023 compared to $36.5 million in 2022 due primarily to lower administrative expenses. Included in corporate expense are:

●	litigation and related costs at NL of $4.4 million in 2023 and $4.2 million in 2022; and
●	environmental remediation and related costs of $2.5 million in 2023 compared to $1.7 million in 2022.

Corporate expenses were 5% higher at $36.5 million in 2022 compared to $34.6 million in 2021 due primarily to higher litigation and related costs in 2022. Included in corporate expense are:

●	litigation and related costs at NL of $4.2 million in 2022 and $1.9 million in 2021; and
●	environmental remediation and related costs of $1.7 million in 2022 compared to $1.6 million in 2021.

Overall, we currently expect that our net general corporate expenses in 2024 will be higher than 2023 primarily due to higher expected litigation fees and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 18 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2024, or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2024, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

Interest Expense – Interest expense of $28.3 million in 2023 was comparable to $27.9 million in 2022. Interest expense decreased to $27.9 million in 2022 from $32.5 million in 2021 primarily due to lower average debt levels and the effects of changes in currency exchange rates somewhat offset by higher interest rates on variable-rate indebtedness in 2022.

We expect interest expense will be higher in 2024 as compared to 2023 primarily due to the higher interest rate on the new KII 9.50% Senior Secured Notes due 2029. See Note 9 to our Consolidated Financial Statements.

Income Tax Expense (Benefit) – We recognized an income tax benefit of $22.4 million in 2023 compared to income tax expense of $33.8 million in 2022. The decrease is primarily due to lower earnings in 2023 and the jurisdictional mix of such earnings. We recognized income tax expense of $33.8 million in 2022 compared to $60.1 million in 2021. The decrease is primarily due to lower earnings in 2022 and the jurisdictional mix of such earnings.

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions. Generally, our consolidated effective income tax rate is higher than the U.S. federal statutory tax rate of 21% primarily because the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  However, in 2022 our consolidated effective income tax rate is lower than the U.S. federal statutory rate of 21% due to the effect of a tax benefit relating to the partial release of our valuation allowance associated with the 2022 utilization of a portion of our business interest expense carryforwards.

Our consolidated effective income tax rate in 2024 is expected to be higher than the U.S. federal statutory rate of 21% because the income tax rates applicable to the earnings (losses) of our non-U.S. operations will be higher than the income tax rates applicable to our U.S. operations due to the expected mix of earnings.

See Note 14 to our Consolidated Financial Statements for more information about our 2023 income tax items, including a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries decreased from 2022 to 2023 primarily due to lower operating income at Kronos. Noncontrolling interest in operations of subsidiaries decreased from 2021 to 2022 primarily due to lower operating income at BMI and LandWell.

Related Party Transactions – We are a party to certain transactions with related parties. See Note 17 to our Consolidated Financial Statements.

Foreign Operations

We have substantial operations located outside the United States, principally our Chemicals Segment’s operations in Europe and Canada. The functional currency of these operations is the local currency. As a result, the reported amount of our assets and liabilities related to these foreign operations will fluctuate based upon changes in currency exchange rates. At December 31, 2023, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

Critical accounting policies and estimates

Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, including those related to the recoverability of long-lived assets, pension and other postretirement benefit obligations and the underlying actuarial assumptions related thereto, the realization of deferred income tax assets and accruals for litigation, income tax and other contingencies. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

We believe the most critical accounting policies and estimates involving significant judgment primarily relate to goodwill, long-lived assets, revenue recognized over time using cost-based inputs, defined benefit pension plans, income taxes and litigation and environmental liabilities. We have discussed the development, selection and disclosure of our critical accounting estimates with the audit committee of our board of directors.

Goodwill – Our net goodwill totaled $379.7 million at December 31, 2023 primarily resulting from our various step acquisitions of Kronos and NL (which occurred before the implementation of the current accounting standards related to noncontrolling interest) and to a lesser extent CompX’s purchase of various businesses. In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

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

For our Chemicals Segment, we use Level 1 inputs of publicly traded market prices to compare the book value to assess impairment. We also consider control premiums when assessing fair value. When we performed our annual goodwill impairment test in the third quarter of 2023 for our Chemicals Segment goodwill, we concluded there was no impairment of such goodwill. However, future events and circumstances could change (i.e. a significant decline in quoted market prices) and result in a materially different finding which could result in the recognition of a material impairment with respect to such goodwill.

Substantially all of the goodwill for our Component Products Segment relates to its security products reporting unit. In 2023, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely-than-not that the fair value of the security products reporting unit exceeded its carrying amount.

Long-lived assets – The net book value of our property and equipment totaled $517.3 million at December 31, 2023. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present.

During the fourth quarter of 2023, our Chemicals Segment recorded a fixed asset impairment of $3.8 million related to the write-off of certain costs resulting from a capital project termination. Excluding this project, we did not evaluate any other long-lived assets for impairment during 2023 because no such impairment indicators were present.

Revenue recognized over time using cost-based inputs – Certain real estate land sales by our Real Estate Management and Development Segment (generally land sales associated with our residential/planned community) require us to complete property development and improvements after title passes to the buyer and we have received all or a substantial portion of the selling price. Generally, all the land sales associated with the residential/planned community have been recognized over time using cost-based inputs of accounting in accordance with ASC 606. Under such method, revenues and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred. Such costs incurred and total estimated costs include amounts specifically identifiable with the parcels sold as well as certain development costs for the entire residential/planned community which are allocated to the parcels sold under applicable GAAP. Estimates of total costs expected to be incurred require significant management judgment, and the amount of revenue and profits that have been recognized to date are subject to revisions throughout the development period. The impact on the amount of revenue recognized resulting from any future change in the estimate of total costs estimated to be incurred would be accounted for prospectively in accordance with GAAP.

Defined benefit pension plans – We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 11 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $32.1 million in 2021, $25.4 million in 2022 and $18.4 million in 2023. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to all of our defined benefit pension plans of $20.3 million in 2021, $16.6 million in 2022 and $16.3 million in 2023.

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

At December 31, 2023, approximately 68%, 14%, 7% and 7% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations	Obligations	Obligations
	at December 31, 2021	at December 31, 2022	at December 31, 2023
	and expense in 2022	and expense in 2023	and expense in 2024
Kronos and NL Plans:
Germany	1.2%	3.7%	3.2%
Canada	2.9%	5.1%	4.6%
Norway	1.9%	3.6%	3.6%
U.S.	2.6%	5.3%	5.0%

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

At December 31, 2023, the fair value of plan assets for all defined benefit plans comprised $40.3 million related to U.S. plans and $422.6 million related to non-U.S. plans. Substantially all of plan assets attributable to non-U.S. plans related to plans maintained by Kronos, and approximately 70% and 30% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos, respectively. At December 31, 2023, approximately 58%, 19%, 10% and 9% of the plan assets related to our plans in Germany, Canada, Norway and the U.S, respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2021, 2022 and 2023 were as follows:

	2021	2022	2023
Kronos and NL plans:
Germany	2.0%	2.0%	4.8%
Canada	3.1%	3.8%	4.4%
Norway	2.8%	3.0%	4.8%
U.S.	4.0%	4.0%	5.0%

Our long-term rate of return on plan asset assumptions in 2024 used for purposes of determining our 2024 defined benefit pension plan expense for Germany, Canada, Norway and the U.S. are 5.0%, 4.9%, 4.8% and 5.0%, respectively.

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

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2024, we expect our defined benefit pension expense will approximate $9 million in 2024. In comparison, we expect to be required to contribute approximately $18 million to such plans during 2024.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2023, our aggregate projected benefit obligations would have increased by approximately $21 million at that date and our defined benefit pension expense would be expected to increase by a nominal amount during 2024. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2024.

Income taxes – We operate globally through our Chemicals Segment and the calculation of our provision for income taxes and our deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across our Chemicals Segment’s global operations. Our effective tax rate is highly dependent upon the geographic distribution of our earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which we operate. Significant judgments and estimates are required in determining our consolidated provision for income taxes due to the global nature of our Chemicals Segment’s operations. Our provision (benefit) for income taxes and deferred tax assets and liabilities reflect our best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

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

We periodically review our deferred tax assets (DTAs) to determine if a valuation allowance is required. For example, at December 31, 2023, our Chemicals Segment has significant German corporate and trade net operating loss (NOL) carryforwards of $478.7 million (DTA of $75.8 million) and $54.5 million (DTA of $5.9 million), respectively; and Belgian corporate NOL carryforwards of $47.0 million (DTA of $11.8 million). At December 31, 2023, we have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Belgian operations for an extended period of time, or if applicable law were to change such that the carryforward period was no longer indefinite, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

The Organization for Economic Cooperation and Development (the “OECD”), the European Union and other countries have committed to enacting the OECD’s Pillar Two initiative that would provide a global minimum level of taxation for multinational companies to be applied on a country-by-country basis. Currently, many countries are drafting or have enacted legislation to implement the Pillar Two rules effective for years beginning on or after December 31, 2023. We are continuing to follow the Pillar Two legislative developments in order to evaluate the potential future impact it could have on our results of operations.

Contingencies – We are involved in numerous legal and environmental actions in part due to NL’s former involvement in the manufacture of lead-based products. We record accruals for these environmental, legal and other contingencies and commitments when such contingencies become probable, and amounts can be reasonably estimated. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount we are required to accrue for such matters (and therefore a decrease or increase in our reported net income in the period of such change). At December 31, 2023 we have recorded total accrued environmental liabilities of $96.9 million.

Obligations for environmental remediation and related costs are difficult to assess, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2024, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates. Such further information or changed circumstances could result in an increase in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities –

Trends in cash flows as a result of our operating income (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings. In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our Chemicals Segment’s non-U.S. subsidiaries. For example, during 2023, relative changes in currency exchange rates resulted in a $1.0 million increase in the reported amount of our cash, cash equivalents and restricted cash compared to a $5.1 million decrease in 2022 and a $10.6 million decrease in 2021.

Cash flows from operating activities decreased to $3.9 million in 2023 from $34.9 million in 2022. This $31.0 million decrease in cash provided by operations in 2023 includes:

●	consolidated operating income of $34.2 million in 2023, a decrease of $205.2 million compared to operating income of $239.4 million in 2022;
●	lower amount of net cash used of $84.6 million associated with relative changes in our receivables, inventories, land held for development, payables and accruals in 2023;
●	lower net cash paid for income taxes in 2023 of $16.3 million primarily due to decreased earnings; and
●	lower net contributions to our TiO2 manufacturing joint venture in 2023 of $13.6 million.

Cash flows from operating activities decreased to $34.9 million in 2022 from $459.7 million in 2021. This $424.8 million decrease in cash provided by operations in 2022 includes:

●	consolidated operating income of $239.4 million in 2022, a decrease of $79.2 million compared to operating income of $318.6 million in 2021;
●	higher amount of net cash used of $273.1 million associated with the relative changes in our receivables, inventories, land held for development, payables and accruals in 2022;
●	lower net cash paid for income taxes in 2022 of $22.2 million primarily due to decreased earnings; and
●	higher net distributions from our TiO2 manufacturing joint venture in 2022 of $14.3 million.

As noted in our discussion of our Real Estate Management and Development segment above, we have sold the majority of the land in our residential/planned community, and in accordance with our development agreement with the City of Henderson and our contractual obligations with builders, we expect to complete our land development obligations over the next three to four years. Because we have largely received cash proceeds from land sales, we expect LandWell to generate negative operating cash flows as it completes its required land development work.

Changes in working capital were affected by accounts receivable and inventory changes, as shown below:

●	Kronos’ average days sales outstanding (DSO) increased from December 31, 2022 to December 31, 2023, primarily due to the relative changes in the timing of collections.
●	Kronos’ average days sales in inventory (DSI) decreased from December 31, 2022 to December 31, 2023 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in 2023 compared to 2022 where production volumes exceeded sales volumes.
●	CompX’s average DSO decreased from December 31, 2022 to December 31, 2023 and is primarily impacted by the timing of sales and collections in the last month of the year.
●	CompX’s average DSI decreased from December 31, 2022 to December 31, 2023, primarily due to a decrease at its security products reporting unit due to the fulfillment and shipping of a significant order during the fourth quarter of 2023, partially offset by an increase at its marine components reporting unit due to lower sales and increased inventory balances as a result of prior orders of certain raw materials with longer lead times.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	December 31,	December 31,
	2021	2022	2023
Kronos:
Days sales outstanding	65 days	64 days	66 days
Days sales in inventory	59 days	103 days	65 days
CompX:
Days sales outstanding	42 days	41 days	36 days
Days sales in inventory	96 days	99 days	95 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$206.5	$81.7	$5.5
Valhi exclusive of subsidiaries	122.1	68.8	40.7
CompX	10.5	16.9	25.8
NL exclusive of subsidiaries	15.3	39.2	21.6
Tremont exclusive of subsidiaries	58.8	12.7	11.2
BMI	59.7	12.1	13.2
LandWell	302.1	(22.0)	17.5
Eliminations and other	(315.3)	(174.5)	(131.6)
Total	$459.7	$34.9	$3.9

Investing Activities –

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.

During 2023:

●	we had net proceeds of $19.3 million of marketable securities;
●	we had net proceeds from the sale of land not used in our operations of $1.8 million; and
●	$1.7 million of BPC’s cash and cash equivalents was removed as part of its sale in the fourth quarter (see Note 3 to our Consolidated Financial Statements).

During 2022:

●	we had net purchases of $70.7 million of marketable securities; and
●	$8.6 million of BWC’s cash, cash equivalents and restricted cash was removed as part of its deconsolidation in the third quarter (see Note 2 to our Consolidated Financial Statements).

During 2021 we:

●	had net proceeds from the sale of land not used in our operations of $23.4 million (including $8.4 million in the second quarter and $15.0 million in the third quarter); and

●	had net proceeds of $1.2 million of marketable securities.

Financing Activities –

During 2023:

●	we repaid $28.0 million on Valhi’s credit facility with Contran; and
●	Kronos acquired 313,814 shares of its common stock for an aggregate purchase price of $2.8 million.

During 2022:

●	we borrowed $.1 million and repaid $51.6 million on Valhi’s credit facility with Contran;
●	we repaid $8.4 million on BWC’s loan from Western Alliance Bank;
●	Kronos acquired 217,778 shares of its common stock for an aggregate purchase price of $2.3 million; and
●	CompX acquired 78,900 shares of its Class A common stock for an aggregate purchase price of $ 1.7 million.

During 2021:

●	we repaid $97.8 million on Valhi’s credit facility with Contran and repaid $1.5 million under Tremont’s deferred payment obligation;
●	CompX acquired 75,000 shares of its Class A common stock in market transactions for an aggregate purchase price of $1.3 million; and
●	Kronos acquired 14,409 shares of its common stock in market transactions for an aggregate purchase price of $.2 million.

We paid aggregate cash dividends on our common stock of $9.0 million in each of 2021 and 2022 and $9.1 million in 2023. Distributions to noncontrolling interest in 2021, 2022 and 2023 are primarily comprised of: CompX dividends paid to shareholders other than NL; Kronos dividends paid to shareholders other than us and NL, and BMI and LandWell dividends paid to shareholders other than us.

Outstanding Debt Obligations

At December 31, 2023, our consolidated indebtedness was comprised of:

●	Valhi’s $93.4 million outstanding on its $150 million amended credit facility with Contran which is due no earlier than December 31, 2025;
●	€400 million aggregate outstanding on Kronos’ wholly-owned subsidiary Kronos International, Inc. (KII) 3.75% Senior Secured Notes due in September 2025 (the “Old Notes”), which had a $440.9 million carrying amount, net of unamortized debt issuance costs; and
●	$12.2 million on LandWell’s bank loan due April 2036.

On February 12, 2024, for certain eligible holders of the Old Notes, KII executed an exchange of €325 million principal amount of the Old Notes for newly issued €276.174 million aggregate outstanding KII 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with the Old Notes, the “Senior Secured Notes”) plus additional cash consideration of €50 million ($53.7 million). Kronos financed the €50 million cash consideration with a new unsecured term loan from Contran Corporation due in September 2029. The Contran term loan is subordinated in right of payment to Kronos’ Senior Secured Notes and Kronos’ $225 million global revolving credit facility (Global Revolver). In accordance with Kronos’ related party transaction policy, the audit committee of Kronos’ board of directors, comprised of the independent directors, approved the terms and conditions of the new term loan from Contran.

Holders of the Old Notes received for each €1,000 principal amount of Old Notes exchanged, €850 in principal amount of New Notes plus a cash payment in an amount equal to €150. Following the exchange, Old Notes totaling €75 million principal amount that were not exchanged continue to remain outstanding. In connection with the exchange, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes. KII did not receive any cash proceeds from the issuance and delivery of the New Notes in connection with the exchange.

Kronos expects to recognize a non-cash pre-tax interest charge of approximately $1.6 million in the first quarter of 2024 related to the write-off the deferred financing costs associated with the Old Notes. We expect interest expense in 2024 to increase by approximately $16 million as a result of the refinancing.

Certain of our credit facilities require the respective borrowers to maintain a number of covenants and restrictions which, among other things, restrict our ability to incur additional debt, incur liens, pay dividends or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type. Certain of our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, certain credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, certain credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. Kronos had no outstanding borrowings at December 31, 2023 on its Global Revolver. Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at December 31, 2023 the full $225 million was available for borrowings. Kronos’ Senior Secured Notes, its Global Revolver and the Contran term loan contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. The terms of all of our debt instruments are discussed in Note 9 to our Consolidated Financial Statements. We are in compliance with all of our debt covenants at December 31, 2023. We believe that we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

We believe we will be able to comply with the financial covenants contained in our credit facilities through their maturities; however, if future operating results differ materially from our expectations we may be unable to maintain compliance. Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending December 31, 2024) and long-term obligations (defined as the five-year period ending December 31, 2028). In this regard, see the discussion above in “Outstanding Debt Obligations.” If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2023, we had credit available under existing facilities of approximately $282 million, which was comprised of:

●	$225 million under Kronos’ global revolving credit facility; and
●	$57(1) million under Valhi’s Contran credit facility.
(1)	Amounts available under this facility are at the sole discretion of Contran.

At December 31, 2023, we had an aggregate of $522.9 million of restricted and unrestricted cash, cash equivalents and marketable securities attributable to operations. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$202.1	$115.1
CompX	76.7	—
NL exclusive of its subsidiaries	117.8	—
BMI	10.4	—
Tremont exclusive of its subsidiaries	24.3	—
LandWell	91.5	—
Valhi exclusive of its subsidiaries	.1	—
Total cash and cash equivalents, restricted cash and marketable securities	$522.9	$115.1

Following the implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Capital Expenditures and Other Investments –

We currently expect our aggregate capital expenditures for 2024 will be approximately $58 million (including approximately $4 million contractually committed at December 31, 2023) as follows:

●	$55 million by our Chemicals Segment, including approximately $28 million in the area of environmental compliance, protection and improvement; and

●	$3 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $55 million on land development costs during 2024, including approximately $40 million contractually committed at December 31, 2023. Land development costs are included in the determination of cash provided by operating activities.

Capital spending for 2024 is expected to be funded through cash generated from operations or borrowing under our existing credit facilities. Planned capital expenditures in 2024 at Kronos and CompX will primarily be to maintain and improve existing facilities and, as it relates to CompX, to meet expected customer demand and maintain technology infrastructure. In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.

Repurchases of our Common Stock and Common Stock of our Subsidiaries –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At December 31, 2023, we had approximately .3 million shares of our common stock available for repurchase under the authorizations described in Note 16 to our Consolidated Financial Statements.

At December 31, 2023, Kronos had approximately 1.0 million shares of its common stock available for repurchase under the authorization described in Note 3 to our Consolidated Financial Statements.

At December 31, 2023, CompX had approximately .5 million shares of its Class A common stock available for repurchase under the authorization described in Note 3 to our Consolidated Financial Statements.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.19 per share in each quarter of 2023 for which we received $44.1 million. In February 2024 the Kronos board of directors approved a regular quarterly dividend of $.19 per share. If Kronos were to pay its $.19 per share dividend in each quarter of 2024 based on the 58.0 million shares we held of Kronos common stock at December 31, 2023, during 2024 we would receive aggregate regular dividends from Kronos of $44.1 million. NL paid a quarterly dividend of $.07 per share in 2024 for which we received $11.3 million. In February 2024 the NL board of directors approved a quarterly dividend of $.08 per share. If NL were to pay its $.08 per share dividend in each quarter of 2024 based on the 40.4 million shares we held of NL common stock at December 31, 2023, during 2024 we would receive aggregate quarterly dividends from NL of $12.9 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $74.8 million in 2021, $16.6 million in 2022 and $17.6 million in 2023. We do not know if we will receive distributions from BMI and LandWell during 2024. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos Worldwide, Inc. held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the amount of the most recent closing price of the Kronos stock. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. There is $.5 million outstanding under this facility at December 31, 2023.

We had an unsecured revolving demand promissory note with Kronos which, as amended, provided for borrowings from Kronos of up to $25 million. We eliminate any such intercompany borrowings in our Consolidated Financial Statements. The facility, as amended, was due on demand, but in any event no earlier than December 31, 2024. There was no outstanding balance at December 31, 2023. We had no borrowings with Kronos in 2021, 2022 and 2023. Kronos’ obligation to loan us money under this note was at Kronos’ discretion. In February 2024, this note was cancelled by mutual agreement  between us and Kronos.

We have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2025. We had gross borrowings of $29.8 million and gross repayments of $40.6 million with CompX for a total outstanding balance of $18.7 million at December 31, 2021. We had gross borrowings of $24.3 million and gross repayments of $29.8 million with CompX for a total outstanding balance of $13.2 million at December 31, 2022. We had gross borrowings of $27.9 million and gross repayments of $30.5 million with CompX for a total outstanding balance of $10.6 million at December 31, 2023. We could borrow an additional $14.4 million under our current intercompany facility with CompX at December 31, 2023. CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

As described in the Notes 7, 9 and 18 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. Our obligations related to the long-term supply contracts for the purchase of TiO2 feedstock are more fully described in Note 18 to our Consolidated Financial Statements and above in “Business – Chemicals Segment – Kronos Worldwide, Inc. – Raw Materials.” CompX has purchase obligations of $18.3 million ($17.5 million payable in 2024 and $.8 million payable in 2025/2026) which consist of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2023. The timing and amount for purchase obligations are based on the contractual payment amount and the contractual payment date for those commitments.

Recent Accounting Pronouncements

See Note 21 to our Consolidated Financial Statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General – We are exposed to market risk from changes in interest rates, currency exchange rates, raw materials and equity security prices.

Interest Rates – We are exposed to market risk from changes in interest rates, primarily related to our indebtedness and or investment in marketable debt securities. At December 31, 2023 we have $58.7 million invested in marketable debt securities at an average interest rate of approximately 4.3%.

At December 31, 2023 our aggregate indebtedness was split between 83% of fixed-rate instruments (December 31, 2022 – 78%) and 17% of variable-rate borrowings (December 31, 2022 – 22%). The fixed-rate debt instruments minimize earnings volatility that would result from changes in interest rates. The Kronos Global Revolver is a variable-rate instrument; however, Kronos had no borrowings under this facility during 2022 or 2023. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2023.

	Indebtedness Amount		Year end
	Carrying	Fair	interest	Maturity
	value	value	rate	date

	(In millions)
Fixed-rate indebtedness:
Kronos fixed-rate 3.75% Senior Secured Notes due 2025	$440.9	$424.5	3.75%	2025
LandWell bank note payable	12.2	12.2	4.76%	2036
Total fixed-rate indebtedness	$453.1	$436.7	3.78%
Variable-rate indebtedness:
Valhi Contran credit facility	$93.4	$93.4	9.50%	2025

On February 12, 2024 KII exchanged €325 million principal amount of the outstanding 3.75% Senior Secured Notes due 2025 for newly issued €276.174 million aggregate outstanding KII 9.50% Senior Secured Notes due March 2029. See Note 9 to our Consolidated Financial Statements.

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

We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past. However, we may enter into such contracts in the future to manage our currency exchange rate risk. We are not party to any currency forward contracts at December 31, 2023.

Also, we are subject to currency exchange rate risk associated with Kronos’ Senior Secured Notes, as such indebtedness is denominated in euros. At December 31, 2023, we had the equivalent of $442.5 million outstanding under Kronos’ euro-denominated 3.75% Senior Secured Notes due 2025 (exclusive of unamortized debt issuance costs).  The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at December 31, 2023 would be approximately $44 million.

See Notes 1 and 19 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2022 and 2023.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an attestation report of our registered public accounting firm regarding the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications –

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE. During 2023, our chief executive officer filed such annual certification with the NYSE. The 2023 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2023 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2024 definitive proxy statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Valhi Proxy Statement”).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2024 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2024 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2024 proxy statement. See also Note 17 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2024 proxy statement.

PART IV

ITEM 15.EXHIBITS

(a)	and (c) Financial Statements

The Registrant

Our Consolidated Financial Statements listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2023.

Item No.	Exhibit Index

2.1

Purchase Agreement by and between JFL-WCS Partners, LLC, as Purchaser, and Andrews County Holdings, Inc., as Seller, dated as of December 19, 2017 – incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated January 26, 2018 and filed on January 26, 2018.

2.2

Amendment to Purchase Agreement by and between JFL-WCS Partners, LLC, as Purchaser, and Andrews County Holdings, Inc., as Seller, dated as of January 19, 2018 – incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated January 26, 2018 and filed on January 26, 2018.

3.1

Restated Third Amended and Restated Certificate of Incorporation of Valhi, Inc., as amended by Certificate of Amendment filed on May 29, 2020 (effective June 1, 2020) and by Certificate of Elimination of the 6% Series A Preferred Stock filed on August 10, 2020 – incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

3.2	Amended and Restated By-Laws of Valhi, Inc. (effective November 2, 2023) – incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 2, 2023.

4.1	Description of Capital Stock – incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K dated May 6, 2021 and filed on May 6, 2021.

10.1

Intercorporate Services Agreement between Valhi, Inc. and Contran Corporation effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.2

Intercorporate Services Agreement between Contran Corporation and NL Industries, Inc. effective as of January 1, 2004 – incorporated by reference to Exhibit 10.1 to NL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.3

Intercorporate Services Agreement between Contran Corporation and CompX International Inc. effective January 1, 2004 – incorporated by reference to Exhibit 10.2 to CompX’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.4

Intercorporate Services Agreement between Contran Corporation and Kronos Worldwide, Inc. effective January 1, 2004 – incorporated by reference to Exhibit No. 10.1 to Kronos’ Quarterly Report on Form 10-Q  for the quarter ended March 31, 2004.

10.5	Tax Agreement between Valhi, Inc. and Contran Corporation dated January 1, 2020 incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2019.

10.6*	Valhi, Inc. 2021 Non-employee Director Stock Plan – incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant. Filed on May 27, 2021.

10.7*	Kronos Worldwide, Inc. 2012 Director Stock Plan – incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant. Filed on May 31, 2012.

10.8*	CompX International Inc. 2012 Director Stock Plan – incorporated by reference to Exhibit 4.4 of the Registration statement on Form S-8 of the Registrant. Filed on May 31, 2012.

10.9*	NL Industries, Inc. 2023 Non-Employee Director Stock Plan – incorporated by reference to Exhibit 10.1 to NL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Item No.	Exhibit Index

10.10

Second Amended and Restated Agreement Regarding Shared Insurance among CompX International Inc., Contran Corporation, Kronos Worldwide, Inc., NL Industries, Inc. and Valhi, Inc. dated January 25, 2019  – incorporated by reference to Exhibit 10.16 to Kronos’ Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 11, 2019.

10.11

Formation Agreement dated as of October 18, 1993 among Tioxide Americas Inc., Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.2 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993. (P)

10.12

Joint Venture Agreement dated as of October 18, 1993 between Tioxide Americas Inc. and Kronos Louisiana, Inc. – incorporated by reference to Exhibit 10.3 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993. (P)

10.13

Kronos Offtake Agreement dated as of October 18, 1993 by and between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.4 of NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993. (P)

10.14

Amendment No. 1 to Kronos Offtake Agreement dated as of December 20, 1995 between Kronos Louisiana, Inc. and Louisiana Pigment Company, L.P. – incorporated by reference to Exhibit 10.22 of NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1995. (P)

10.15

Allocation Agreement dated as of October 18, 1993 between Tioxide Americas Inc., ICI American Holdings, Inc., Kronos Worldwide, Inc. (f/k/a Kronos, Inc.) and Kronos Louisiana, Inc. – incorporated by reference to Exhibit 10.10 to NL’s Quarterly Report on Form 10-Q (File No. 1-640) for the quarter ended September 30, 1993. (P)

10.16

Lease Contract dated June 21, 1952, between Farbenfabrieken Bayer Aktiengesellschaft and Titangesellschaft mit beschrankter Haftung (German language version and English translation thereof) –   incorporated by reference to Exhibit 10.14 of NL’s Annual Report on Form 10-K (File No. 1-640) for the year ended December 31, 1985. (P)

10.17

Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2016 – incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kronos Worldwide, Inc. for the year ended December 31, 2015.

10.18

Indenture, dated as of September 13, 2017, among Kronos International, Inc. the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated September 13, 2017 and filed by Kronos Worldwide, Inc. on September 13, 2017.

10.19

Supplemental Indenture No. 1, dated as of February 12, 2024, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to Kronos Worldwide, Inc.’s  Current Report on Form 8-K filed February 12, 2024.

10.20

Indenture, dated as of February 12, 2024, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.2 to Kronos Worldwide, Inc.’s  Current Report on Form 8-K filed February 12, 2024.

Item No.	Exhibit Index

10.21

Pledge Agreement, dated as of September 13, 2017, among Kronos International, Inc. the guarantors named therein and Deutsche Bank Trust Company Americas, as collateral agent – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated September 13, 2017 and filed by Kronos Worldwide, Inc. on September 13, 2017.

10.22

Additional Notes Priority Joinder Agreement dated February 12, 2024, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent for the holders of Kronos International, Inc.’s 9.50% Senior Secured Notes due 2029 and as existing agent under the Pledge Agreement dated September 13, 2017 entered into in connection with Kronos International Inc.’s 3.75% Senior Secured Notes due 2025 – incorporated by reference to Exhibit 4.4 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed February 12, 2024.

10.23**	Unsecured Revolving Demand Promissory Note dated December 31, 2023 in the principal amount of $150.0 million executed by Valhi, Inc. and payable to the order of Contran Corporation.

10.24

Collateral Agreement dated March 12, 2013 between Valhi, Inc. and Contran Corporation – incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 11, 2019.

10.25

Credit Agreement dated as of April 20, 2021 by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.1 of Kronos’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.26

First Amendment to Credit Agreement dated May 8, 2023 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed on May 9, 2023.

10.27

Guaranty and Security Agreement dated as of April 20, 2021, by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.2 of Kronos’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.28

Unsecured Subordinated Term Promissory Note dated February 12, 2024 in the principal amount of $53,705,000 executed by Kronos Worldwide, Inc. and the guarantors named therein and payable to the order of Contran Corporation – incorporated by reference to Exhibit 4.5 to Kronos Worldwide, Inc.’s  Current Report on Form 8-K filed February 12, 2024.

21.1**	Subsidiaries of Valhi, Inc.

23.1**	Consent of PricewaterhouseCoopers LLP with respect to Valhi’s Consolidated Financial Statements

31.1**	Certification

31.2**	Certification

32.1**	Certification

97**	Policy for the Recovery of Erroneously Awarded Compensation.

Item No.	Exhibit Index

101.INS **	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH **	Inline XBRL Taxonomy Extension Schema

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract, compensatory plan or agreement.

**Filed herewith.

(P)Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALHI, INC.
(Registrant)

By:	/s/ Michael S. Simmons
Michael S. Simmons, March 7, 2024
(Vice Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ Michael S. Simmons
Loretta J. Feehan, March 7, 2024 (Chair of the Board (non-executive))	Michael S. Simmons, March 7, 2024 (Vice Chairman of the Board, President and Chief Executive Officer)

/s/ Thomas E. Barry	/s/ Amy Allbach Samford
Thomas E. Barry, March 7, 2024 (Director)	Amy Allbach Samford, March 7, 2024 (Executive Vice President and Chief Financial Officer)

/s/ Terri L. Herrington	/s/ Patty S. Brinda
Terri L. Herrington, March 7, 2024 (Director)	Patty S. Brinda, March 7, 2024 (Vice President and Controller)

/s/ W. Hayden McIlroy
W. Hayden McIlroy, March 7, 2024 (Director)

/s/ Gina A. Norris
Gina A. Norris, March 7, 2024 (Director)

/s/ Mary A.Tidlund
Mary A. Tidlund, March 7, 2024 (Director)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Valhi, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valhi, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Income Taxes - Chemicals Segment

As described in Note 14 to the consolidated financial statements, the Company recorded a benefit for income taxes of $22.4 million and recorded noncurrent deferred tax asset and deferred tax liability amounts of $67.0 million and $31.8 million, respectively, for the year ended December 31, 2023. As disclosed by management, the Company operates globally through its Chemicals Segment. The calculation of the Company’s provision for income taxes and its deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across the Chemicals Segment’s global operations.  The Company’s effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which it operates. Significant judgments and estimates are required by management in determining the Company’s consolidated provision for income taxes due to the global nature of the Chemicals Segment’s operations. The Company's provision (benefit) for income taxes and deferred tax assets and liabilities reflect management's best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

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

Environmental Remediation and Related Matters - NL Industries, Inc.

As described in Note 18 to the consolidated financial statements, management evaluates the potential range of the Company’s liability for environmental remediation and related costs at sites where NL Industries, Inc. (“NL”), a majority-owned subsidiary of the Company, has been named as a potentially responsible party (PRP) or defendant. As of December 31, 2023, management accrued approximately $91 million related to approximately 33 of NL’s sites associated with remediation and related matters. Liabilities related to environmental remediation and related matters (including costs associated with damages for property damage and/or damages for injury to natural resources) are recorded when management determines that estimated future expenditures are probable and reasonably estimable. As disclosed by management, environmental remediation and related costs accruals (and the potential range of the liabilities) are adjusted as further information becomes available or as circumstances change which involves management’s judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates.

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

/s/PricewaterhouseCoopers LLP

Dallas, Texas

March 7, 2024

We have served as the Company’s auditor since 1987.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,
	2022	2023
Current assets:
Cash and cash equivalents	$478.5	$407.0
Restricted cash equivalents	46.3	22.6
Marketable securities	75.1	56.1
Accounts and other receivables, net	271.0	321.1
Receivables from affiliates	2.9	17.5
Refundable income taxes	8.0	1.8
Inventories, net	640.8	596.1
Prepaid expenses and other	66.9	53.2
Total current assets	1,589.5	1,475.4

Other assets:
Marketable securities	1.2	4.8
Investment in TiO2 manufacturing joint venture	112.9	111.0
Goodwill	379.7	379.7
Deferred income taxes	40.5	67.0
Pension asset	9.3	8.1
Other assets	178.8	173.7
Total other assets	722.4	744.3

Property and equipment:
Land	42.5	45.1
Buildings	249.2	271.2
Equipment	1,106.5	1,179.4
Mining properties	78.6	89.2
Construction in progress	77.2	23.6
	1,554.0	1,608.5
Less accumulated depreciation and amortization	1,030.2	1,091.2
Net property and equipment	523.8	517.3
Total assets	$2,835.7	$2,737.0

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2022	2023
Current liabilities:
Current maturities of long-term debt	$1.8	$.7
Accounts payable	199.4	228.5
Accrued liabilities	243.6	220.3
Accrued litigation settlement	11.8	11.8
Payables to affiliates	22.9	30.1
Income taxes	13.3	15.7
Total current liabilities	492.8	507.1

Noncurrent liabilities:
Long-term debt	557.7	545.8
Deferred income taxes	63.5	31.8
Payable to affiliate - income taxes	33.4	18.5
Long-term litigation settlement	27.4	16.1
Accrued pension costs	131.6	151.6
Accrued environmental remediation and related costs	93.5	93.2
Other liabilities	129.0	111.4
Total noncurrent liabilities	1,036.1	968.4

Equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 50.0 million shares authorized; 29.6 million shares issued and outstanding	.3	.3
Additional paid-in capital	669.5	669.5
Retained earnings	482.3	461.1
Accumulated other comprehensive loss	(143.9)	(145.5)
Treasury stock, at cost - 1.1 million shares	(49.6)	(49.6)
Total Valhi stockholders' equity	958.6	935.8
Noncontrolling interest in subsidiaries	348.2	325.7
Total equity	1,306.8	1,261.5
Total liabilities and equity	$2,835.7	$2,737.0

Commitments and contingencies (Notes 9, 14, 17 and 18)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2021	2022	2023
Revenues and other income:
Net sales	$2,296.4	$2,222.5	$1,921.7
Other income, net	39.0	43.7	55.4
Total revenues and other income	2,335.4	2,266.2	1,977.1

Cost and expenses:
Cost of sales	1,716.2	1,732.1	1,676.5
Selling, general and administrative	311.9	304.0	277.4
Other components of net periodic pension and OPEB expense	17.0	13.9	11.8
Loss on sale of Basic Power Company (BPC)	—	—	2.6
Water system fixed asset impairment	—	16.4	—
Loss on deconsolidation of Basic Water Company (BWC)	—	2.0	—
Interest	32.5	27.9	28.3
Total costs and expenses	2,077.6	2,096.3	1,996.6

Income (loss) before income taxes	257.8	169.9	(19.5)
Income tax expense (benefit)	60.1	33.8	(22.4)
Net income	197.7	136.1	2.9
Noncontrolling interest in net income of subsidiaries	70.5	45.9	15.0
Net income (loss) attributable to Valhi stockholders	$127.2	$90.2	$(12.1)

Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$4.46	$3.16	$(.42)

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2021	2022	2023
Net income	$197.7	$136.1	$2.9
Other comprehensive income (loss), net of tax:
Currency translation	(6.8)	(26.1)	3.6
Defined benefit pension plans	45.3	89.4	(5.9)
Other	(.3)	1.0	(.6)
Total other comprehensive income (loss), net	38.2	64.3	(2.9)
Comprehensive income	235.9	200.4	—
Comprehensive income attributable to noncontrolling interest	80.6	62.8	13.7
Comprehensive income (loss) attributable to Valhi stockholders	$155.3	$137.6	$(13.7)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2021, 2022 and 2023

(In millions)

				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling	Total
	stock	capital	earnings	loss	stock	interest	equity
Balance at December 31, 2020	$.3	$668.3	$282.9	$(219.4)	$(49.6)	$324.4	$1,006.9
Net income	—	—	127.2	—	—	70.5	197.7
Cash dividends - $.32 per share	—	—	(9.0)	—	—	—	(9.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	(74.4)	(74.4)
Other comprehensive income, net	—	—	—	28.1	—	10.1	38.2
Equity transactions with noncontrolling interest and other, net	—	.7	—	—	—	(1.7)	(1.0)
Balance at December 31, 2021	.3	669.0	401.1	(191.3)	(49.6)	328.9	1,158.4
Net income	—	—	90.2	—	—	45.9	136.1
Cash dividends - $.32 per share	—	—	(9.0)	—	—	—	(9.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	(38.9)	(38.9)
Other comprehensive income, net	—	—	—	47.4	—	16.9	64.3
Equity transactions with noncontrolling interest and other, net	—	.5	—	—	—	(4.6)	(4.1)
Balance at December 31, 2022	.3	669.5	482.3	(143.9)	(49.6)	348.2	1,306.8
Net income (loss)	—	—	(12.1)	—	—	15.0	2.9
Cash dividends - $.32 per share	—	—	(9.1)	—	—	—	(9.1)
Dividends paid to noncontrolling interest	—	—	—	—	—	(34.0)	(34.0)
Other comprehensive loss, net	—	—	—	(1.6)	—	(1.3)	(2.9)
Equity transactions with noncontrolling interest and other, net	—	—	—	—	—	(2.2)	(2.2)
Balance at December 31, 2023	$.3	$669.5	$461.1	$(145.5)	$(49.6)	$325.7	$1,261.5

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2021	2022	2023
Cash flows from operating activities:
Net income	$197.7	$136.1	$2.9
Depreciation and amortization	59.3	58.5	54.1
Gain from sale of land	(16.0)	—	(1.5)
Loss on pension plan termination	—	—	6.2
Water system fixed asset impairment	—	16.4	—
Fixed asset impairment	—	—	3.8
Loss on sale of BPC	—	—	2.6
Loss on deconsolidation of BWC	—	2.0	—
Noncash interest expense	2.9	2.2	2.0
Benefit plan expense greater (less) than cash funding	11.4	8.6	(6.2)
Deferred income taxes	12.1	.6	(48.1)
Distributions from (contributions to) TiO2 manufacturing joint venture, net	3.8	(10.5)	3.1
Other, net	2.3	10.1	2.6
Change in assets and liabilities:
Accounts and other receivables, net	(64.6)	81.1	(44.6)
Inventories, net	58.3	(204.2)	56.7
Land held for development, net	49.6	21.4	.8
Accounts payable and accrued liabilities	154.3	3.9	11.2
Income taxes	(1.6)	(.5)	9.3
Accounts with affiliates	(24.3)	9.4	(27.8)
Other noncurrent assets	(15.9)	(3.4)	(9.5)
Other noncurrent liabilities	53.7	(83.9)	(19.3)
Other, net	(23.3)	(12.9)	5.6
Net cash provided by operating activities	459.7	34.9	3.9

Cash flows from investing activities:
Capital expenditures	(64.1)	(67.6)	(48.5)
Cash and cash equivalents of BPC at time of sale	—	—	(1.7)
Cash, cash equivalents and restricted cash of BWC	—	(8.6)	—
Purchases of marketable securities	(4.0)	(73.6)	(66.4)
Proceeds from disposal of marketable securities	5.2	2.9	85.7
Proceeds from land sales	23.4	—	1.8
Other, net	2.1	.2	.1
Net cash used in investing activities	(37.4)	(146.7)	(29.0)

Cash flows from financing activities:
Principal payments on indebtedness	(102.3)	(62.0)	(29.8)
Valhi cash dividends paid	(9.0)	(9.0)	(9.1)
Distributions to noncontrolling interest in subsidiaries	(74.4)	(38.9)	(34.0)
Subsidiary treasury stock acquired	(1.5)	(4.0)	(2.9)
Other, net	(1.9)	(.1)	(.1)
Net cash used in financing activities	(189.1)	(114.0)	(75.9)

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2021	2022	2023
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	$233.2	$(225.8)	$(101.0)
Effect of exchange rates on cash	(10.6)	(5.1)	1.0
Balance at beginning of year	570.3	792.9	562.0
Balance at end of year	$792.9	$562.0	$462.0

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$29.2	$25.8	$26.6
Income taxes, net	65.9	43.7	27.4
Noncash investing activities:
Change in accruals for capital expenditures	4.6	6.6	1.1

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 1 – Summary of significant accounting policies:

Nature of our business. Valhi, Inc. (NYSE: VHI) is primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NL Industries, Inc., Kronos Worldwide, Inc., CompX International Inc., Tremont LLC, Basic Management, Inc. (BMI) and The LandWell Company (LandWell). Kronos (NYSE: KRO), NL (NYSE: NL) and CompX (NYSE American: CIX) each file periodic reports with the Securities and Exchange Commission (SEC).

Organization. We are majority owned by a wholly-owned subsidiary of Contran Corporation (Contran), which owns approximately 91% of our outstanding common stock at December 31, 2023. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister), and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons or Mr. Connelly, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly serves as trustee, he is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2023, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries, taken as a whole.

Management’s estimates. The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP), requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosures of contingent assets and liabilities at each balance sheet date and the reported amounts of our revenues and expenses during each reporting period. Actual results may differ significantly from previously-estimated amounts under different assumptions or conditions.

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

Marketable securities and securities transactions. We carry marketable debt and equity securities at fair value. Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, establishes a consistent framework for measuring fair value and (with certain exceptions) this framework is generally applied to all financial statement items required to be measured at fair value. The standard requires fair value measurements to be classified and disclosed in one of the following three categories:

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

We classify all of our marketable securities as available-for-sale. Any unrealized gains or losses on our marketable equity securities are recognized in other income, net on our Consolidated Statements of Operations. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes. See Notes 6, 11 and 13. We base realized gains and losses upon the specific identification of the securities sold.

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

Property and equipment; depreciation expense. We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects. In 2021, 2022 and 2023 we capitalized $1.4 million, $1.7 million and $1.9 million, respectively, of interest costs. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset or asset group to the asset’s net carrying value to determine if a write-down to fair value is required. During the fourth quarter of 2023, our Chemicals Segment recorded a fixed asset impairment of $3.8 million related to the write-off of certain costs resulting from a capital project termination. Excluding this project, we did not evaluate any long-lived assets for impairment during 2023 because no such impairment indicators were present.

During the preparation of our second quarter 2023 interim financial statements, we identified a prior period misclassification related to the presentation of the gross value of the classes of property and equipment and accumulated depreciation and amortization. This misclassification had no impact to net property and equipment; however, total gross property and equipment increased $19.1 million (a decrease of $5.3 million and $45.8 million in land and equipment, respectively, and an increase of $5.1 million and $65.1 million in buildings and mining properties, respectively), and accumulated depreciation and amortization increased by the same amount. Property and equipment presented on the December 31, 2022 Consolidated Balance Sheet has been revised to reflect these changes. We have evaluated the misclassifications and determined the related changes are not material to any previously issued annual or interim financial statements.

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

Income taxes. We and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”). We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service or the applicable state tax authority had we not been a member of the Contran Tax Group. We made cash payments for income taxes to Contran of $25.5 million in 2021, $17.5 million in 2022 and $14.2 million in 2023.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of our Chemicals Segment’s non-U.S. subsidiaries which are not deemed to be permanently reinvested. At December 31, 2023, we continue to assert indefinite reinvestment as it relates to our outside basis difference attributable to our Chemicals Segment’s investments in non-U.S. subsidiaries, other than post-1986 undistributed earnings of our Chemicals Segment’s European subsidiaries and all undistributed earnings of our Chemicals Segment’s Canadian subsidiary, which are not subject to permanent reinvestment plans. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our Chemicals Segment’s non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (2017 Tax Act) and the U.S. taxation of such investments in the states in which we operate. Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

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

Environmental remediation and related costs. We record liabilities related to environmental remediation and related costs when estimated future expenditures are probable and reasonably estimable. We adjust these accruals as further information becomes available to us or as circumstances change. We generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the ultimate payout. We recognize any recoveries of remediation costs from other parties when we deem their receipt to be probable. We expense any environmental remediation related legal costs as incurred. At December 31, 2022 and 2023 we had not recognized any material receivables for recoveries. See Note 18.

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

Real Estate Management and Development Segment – Prior to the bankruptcy filing and deconsolidation on September 10, 2022 of Basic Water Company (BWC), a wholly-owned subsidiary of BMI, revenues from our Real Estate Management and Development Segment involved delivery of water to the City of Henderson and various other users through a water distribution system owned and operated by BWC. Prior to the sale of Basic Power Company (BPC), a wholly-owned subsidiary of BMI, on December 1, 2023 the revenues also included providing certain utility services to an industrial park located in Henderson, Nevada. See Notes 2 and 3. These sales involved single performance obligations, and we recorded revenue when we satisfied our performance obligations to our customers generally after the service was performed and our customers became obligated to pay us and it was probable we would receive payment. Revenue was recorded in an amount that reflected the net consideration we expected to receive in exchange for our services. Prices for our products were based on contracted rates and did not include financing components, noncash consideration or consideration paid to our customers. As our standard payment terms were less than one year, we elected the practical expedient under ASC 606 and we did not assess whether a contract had a significant financing component.

Our revenues also are related to efforts to develop certain real estate in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes. Contracts for land sales are negotiated on an individual basis, involve single performance obligations, and generally require us to complete property development and improvements after title passes to the buyer and we have received all or a substantial portion of the selling price. We recognize land sales revenue associated with the residential/planned community over time using cost-based input methods. Land sales associated with the residential/planned community have variable consideration components which are based on a percentage of the builder’s ultimate selling price of a residential housing unit to their customer (ranging from 2.5% to 3.5% of such sales price). The amount we recognize when a parcel is sold to a home builder is the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period.  By recognizing revenue over time using cost-based input methods, revenues (including variable consideration) and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred relative to the parcels sold. Estimates of total costs expected to be incurred require significant management judgment, and the amount of revenue and profits that have been recognized to date are subject to revisions throughout the development period. The impact on the amount of revenue recognized resulting from any future change in the estimate of total costs estimated to be incurred would be accounted for prospectively in accordance with GAAP. We record estimated deferred revenue on the amount to which we are most-likely to be entitled and deferred revenue is recognized into revenue as the housing units are sold.

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our Chemicals Segment were approximately $132 million in 2021, $122 million in 2022 and $101 million in 2023. Shipping and handling costs of our Component Products Segment are not material. We expense advertising and research and development costs as incurred. Advertising costs were approximately $1 million in 2021 and $2 million in each of 2022 and 2023. Research and development costs were approximately $17 million in 2021, $16 million in 2022 and $18 million in 2023.

Note 2 – Business and geographic segments:

		% controlled at
Business segment	Entity	December 31, 2023
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

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

We have the following three consolidated reportable operating segments.

●	Chemicals – Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals. See Note 7.
●	Component Products – We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare and a variety of other industries. CompX is also a leading manufacturer of wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine industry. All CompX production facilities are in the United States.

●	Real Estate Management and Development – We operate in real estate management and development through our majority control of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. BMI previously, through wholly-owned subsidiaries, also was responsible for the delivery of water to the City of Henderson and various other users through September 2022, and provided utility services to certain industrial customers prior to December 2023.

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

Interest income included in the calculation of segment operating income is not significant in 2021, 2022 or 2023. Capital expenditures include additions to property and equipment. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

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

	Years ended December 31,
	2021	2022	2023

	(In millions)
Net sales:
Chemicals	$1,939.4	$1,930.2	$1,666.5
Component products	140.8	166.6	161.3
Real estate management and development	216.2	125.7	93.9
Total net sales	$2,296.4	$2,222.5	$1,921.7
Cost of sales:
Chemicals	$1,494.5	$1,540.2	$1,502.7
Component products	98.1	117.8	112.1
Real estate management and development	123.6	74.1	61.7
Total cost of sales	$1,716.2	$1,732.1	$1,676.5
Gross margin:
Chemicals	$444.9	$390.0	$163.8
Component products	42.7	48.8	49.2
Real estate management and development	92.6	51.6	32.2
Total gross margin	$580.2	$490.4	$245.2
Operating income (loss):
Chemicals	$200.8	$174.6	$(41.1)
Component products	20.5	25.4	25.4
Real estate management and development	97.3	39.4	49.9
Total operating income	318.6	239.4	34.2
General corporate items:
Interest income and other	4.0	10.4	21.3
Gain on land sales	16.0	—	1.5
Other components of net periodic pension and OPEB expense	(17.0)	(13.9)	(11.8)
Changes in market value of Valhi common stock held by subsidiaries	3.3	(1.6)	(1.7)
General expenses, net	(34.6)	(36.5)	(34.7)
Interest expense	(32.5)	(27.9)	(28.3)
Income (loss) before income taxes	$257.8	$169.9	$(19.5)

Included in the determination of Chemicals operating income is restructuring costs related to workforce reductions of $5.8 million (see Note 20) and a fixed asset impairment related to the write-off of certain costs resulting from a capital project termination of $3.8 million, both recognized in the fourth quarter of 2023. Also included in the determination of Chemicals operating income are business interruption insurance settlement gains of $2.7 million recognized in the third quarter of 2022 and an aggregate $2.5 million recognized in the first, second and third quarters of 2023. See Note 13. Infrastructure reimbursements and land related income is included in the determination of Real Estate Management and Development operating income. See Notes 7 and 13.

Prior to BWC’s bankruptcy filing on September 10, 2022, BMI was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC.  BWC’s water delivery system operated on Lake Mead in Nevada.  Due to the Western drought, water levels in Lake Mead have been declining for much of the last twenty years. As a result of water release curtailments upstream of Lake Mead which began late in the second quarter of 2022, Lake Mead water levels dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water without the risk of damaging the system and consequently ceased operations at its water intake facility to best preserve the system.  We considered BWC’s inability to pump water from Lake Mead to be a triggering event under ASC 360 Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment. Because BWC was unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value. The $16.4 million impairment charge primarily recognized in the second quarter of 2022 represented the write down of the book value to the estimated salvage value of the assets. Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022 BWC and its subsidiaries voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada. Because BWC filed for bankruptcy protection, we and BMI could no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing and recognized a loss of $2.0 million in the third quarter of 2022 on the deconsolidation. In addition, BMI had an outstanding intercompany accounts receivable balance with BWC on the date of the bankruptcy filing, and we recognized $1.3 million of bad debt expense to fully reserve this balance during the third quarter of 2022. All of these charges are included in the determination of the Real Estate Management and Development’s operating income in 2022. Operating income comparisons between 2023, 2022 and 2021 are also affected by BWC’s water delivery sales and related cost of sales. See Note 3.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Depreciation and amortization:
Chemicals	$52.8	$53.1	$49.9
Component products	3.8	4.0	4.0
Real estate management and development	2.7	1.4	.2
Total	$59.3	$58.5	$54.1

Capital expenditures:
Chemicals	$58.6	$63.2	$47.4
Component products	4.1	3.7	1.1
Real estate management and development	1.4	.7	—
Total	$64.1	$67.6	$48.5

	December 31,
	2021	2022	2023

	(In millions)
Total assets:
Operating segments:
Chemicals	$2,373.1	$2,293.5	$2,196.8
Component products	146.4	131.3	141.5
Real estate management and development	259.3	219.2	200.9
Corporate and eliminations	226.4	191.7	197.8
Total	$3,005.2	$2,835.7	$2,737.0

Geographic information. We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location. At December 31, 2022 and 2023 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $699 million and $653 million, respectively.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Net sales - point of origin:
United States	$1,409.1	$1,518.9	$1,284.4
Germany	971.7	895.4	726.4
Canada	371.9	389.4	351.0
Norway	257.2	273.5	252.1
Belgium	295.7	306.5	217.1
Eliminations	(1,009.2)	(1,161.2)	(909.3)
Total	$2,296.4	$2,222.5	$1,921.7

Net sales - point of destination:
North America	$999.7	$985.4	$871.0
Europe	945.7	879.0	738.5
Other	351.0	358.1	312.2
Total	$2,296.4	$2,222.5	$1,921.7

	December 31,
	2021	2022	2023

	(In millions)
Net property and equipment:
United States	$63.6	$45.8	$40.0
Germany	214.8	204.7	213.0
Belgium	107.7	101.4	98.5
Norway	86.4	83.6	83.5
Canada	91.1	88.3	82.3
Total	$563.6	$523.8	$517.3

Note 3 – Business combinations, dispositions and related transactions:

Kronos Worldwide, Inc.

Prior to 2021, Kronos’ board of directors authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos uses cash on hand or other sources of liquidity to acquire the shares. Repurchased shares are added to Kronos’ treasury shares and subsequently cancelled upon approval of the Kronos board of directors. In 2021, Kronos acquired 14,409 shares of its common stock in market transactions for an aggregate purchase price of $.2 million. In 2022, Kronos acquired 217,778 shares of its common stock in market transactions for an aggregate purchase price of $2.5 million. In 2023, Kronos acquired 313,814 shares of its common stock in market transactions for an aggregate purchase price of $2.8 million. At December 31, 2023, 1,017,518 shares are available for repurchase under this stock repurchase program.

CompX International Inc.

Prior to 2021, CompX’s board of directors authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX would generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. In 2021 CompX acquired 75,000 shares of its Class A common stock in market transactions for an aggregate purchase price of $1.3 million.

During the second quarter of 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of $1.7 million. Of the shares repurchased in 2022, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. CompX did not make any repurchases under the plan during 2023. At December 31, 2023, 523,647 shares were available for purchase under these authorizations.

NL Industries, Inc.

During the second quarter of 2022, NL purchased 2,000 shares of its common stock from Kronos for a nominal amount in a private transaction that was approved in advance by NL’s independent directors and subsequently cancelled all such shares.

BMI

As discussed above, BWC filed for Chapter 11 bankruptcy protection on September 10, 2022. On November 8, 2023, the Bankruptcy Court for the District of Nevada entered an order approving BWC’s plan of reorganization, which provided for the sale of substantially all BWC’s assets and the transfer of substantially all of its operating and other agreements to one of its industrial customers. The transaction closed on November 17, 2023 at which time BWC discontinued its water delivery operations.  As part of the transaction, BWC is providing transition services to the purchaser for a limited time. The proceeds of the sale will be used to repay creditors of BWC and its wholly-owned subsidiary. BWC’s assets may not be sufficient to fully repay its creditors, and the timing of the resolution of the bankruptcy proceedings remains uncertain.

On December 1, 2023, BMI sold its subsidiary BPC, which provides electricity to four customers located in the industrial park, and its sewer system assets to another of its industrial customers. The sale was for minimal cash consideration and the assumption of liabilities, and upon the closing of the sale we recognized a loss of $2.6 million.  BMI is providing transition services to the purchaser of the businesses for a limited time. With the sale of BPC, we no longer provide services to the industrial park which allows us to focus on land sales and development activity for the residential/planned community.

Note 4 – Accounts and other receivables, net:

	December 31,
	2022	2023

	(In millions)
Trade accounts receivable:
Kronos	$220.3	$273.6
CompX	17.9	17.1
BMI/LandWell	2.3	1.2
VAT and other receivables	35.4	33.4
Allowance for doubtful accounts	(4.9)	(4.2)
Total	$271.0	$321.1

Note 5 – Inventories, net:

	December 31,
	2022	2023

	(In millions)
Raw materials:
Chemicals	$145.3	$188.3
Component products	6.2	5.7
Total raw materials	151.5	194.0
Work in process:
Chemicals	32.0	30.8
Component products	20.0	19.1
Total in-process products	52.0	49.9
Finished products:
Chemicals	350.7	250.4
Component products	5.1	5.9
Total finished products	355.8	256.3
Supplies (chemicals)	81.5	95.9
Total	$640.8	$596.1

Note 6 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	loss, net

	(In millions)
December 31, 2022:
Current assets	$75.1	$75.7	$(.6)

Noncurrent assets	$1.2	$1.2	$—

December 31, 2023:
Current assets	$56.1	$56.1	$—

Noncurrent assets	$4.8	$5.0	$(.2)

	Fair Value Measurements
		Quoted	Significant
		Prices in	Other
		Active	Observable
		Markets	Inputs
	Total	(Level 1)	(Level 2)

	(In millions)
December 31, 2022:
Current assets:
Fixed income securities	$73.3	$—	$73.3
Mutual funds	1.8	1.8	—
Total	$75.1	$1.8	$73.3

Noncurrent assets - fixed income securities	$1.2	$—	$1.2

December 31, 2023:
Current assets - fixed income securities	$56.1	$—	$56.1

Noncurrent assets:
Fixed income securities	$2.6	$—	$2.6
Mutual funds	2.2	2.2	—
Total	$4.8	$2.2	$2.6

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

Note 7 – Investment in TiO2 manufacturing joint venture and other assets:

	December 31,
	2022	2023

	(In millions)
Other assets:
Restricted cash and cash equivalents	$37.2	$32.4
Note receivables - OPA	49.3	69.1
Operating lease right-of-use assets	21.5	22.7
Land held for development	29.7	19.4
IBNR receivables	16.8	13.4
Other	24.3	16.7
Total	$178.8	$173.7

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

	Years ended December 31,
	2021	2022	2023

	(In millions)
Distributions from LPC	$28.5	$58.3	$52.8
Contributions to LPC	(24.7)	(68.8)	(49.7)
Net distributions (contributions)	$3.8	$(10.5)	$3.1

Summary balance sheets of LPC are shown below:

	December 31,
	2022	2023

	(In millions)
ASSETS
Current assets	$122.2	$118.5
Property and equipment, net	147.4	148.4
Total assets	$269.6	$266.9

LIABILITIES AND PARTNERS' EQUITY
Other liabilities, primarily current	$41.2	$42.1
Partners' equity	228.4	224.8
Total liabilities and partners' equity	$269.6	$266.9

Summary income statements of LPC are shown below:

	Years ended December 31,
	2021	2022	2023

	(In millions)
Revenues and other income:
Kronos	$188.6	$225.6	$231.7
Venator Investments	189.6	225.9	231.7
Total	378.2	451.5	463.4
Cost and expenses:
Cost of sales	377.8	451.1	463.0
General and administrative	.4	.4	.4
Total	378.2	451.5	463.4
Net income	$—	$—	$—

Leases. We enter into various operating leases for manufacturing facilities, land and equipment. Our operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities on our Consolidated Balance Sheets. Also see Note 10. Our Chemicals Segment’s principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease that expires in 2050. The Leverkusen facility itself, which Kronos owns and which represents approximately one-third of its current TiO2 production capacity, is located within an extensive manufacturing complex.

During 2021, 2022 and 2023, our operating lease expense approximated $7.7 million, $5.5 million and $5.6 million, respectively, (which approximates the amount of cash paid during the period for our operating leases included in the determination of our cash flows from operating activities). During 2021, 2022 and 2023, variable lease expense and short-term lease expense were not material. During 2021, 2022 and 2023, we entered into new operating leases which resulted in the recognition of $3.8 million, $6.6 million and $4.6 million, respectively, in right-of-use operating lease assets and corresponding liabilities on our Consolidated Balance Sheets. At December 31, 2022 and 2023, the weighted average remaining lease term of our operating leases was approximately 15 years and 14 years, respectively, and the weighted average discount rate associated with such leases was approximately 5.0% in both 2022 and 2023. Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At December 31, 2023, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2024	$4.6
2025	3.6
2026	3.3
2027	2.2
2028	2.0
2029 and thereafter	17.0
Total remaining lease payments	32.7
Less imputed interest	10.2
Total lease obligations	22.5
Less current obligations	3.9
Long term lease obligations	$18.6

With respect to our land lease associated with our Chemical Segment’s Leverkusen facility, we periodically establish the amount of rent for such land lease for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation. As such, we will account for any change in the rent associated with such lease as a lease modification. Of the $22.5 million total lease obligations at December 31, 2023, approximately $7.4 million relates to our Leverkusen facility land lease.

At December 31, 2023, we have no significant lease commitments that have not yet commenced.

Land held for development. The land held for development relates to BMI and LandWell and is discussed in Note 1.

Note receivables – OPA. Under an Owner Participation Agreement (OPA) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, if LandWell develops certain real property for commercial and residential purposes in a master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to us through tax increment. The maximum reimbursement under the OPA is $209 million, and is subject to, among other things, completing construction of approved qualifying public infrastructure, transferring title of such infrastructure to the City of Henderson, receiving approval from the Redevelopment Agency of the funds expended to be eligible for tax increment reimbursement and the existence of a sufficient property tax valuation base and property tax rates in order to generate tax increment reimbursement funds. We are entitled to receive 75% of the tax increment generated by the master planned community through the expiration of the Redevelopment Plan, subject to the qualifications and limitations indicated above. The OPA note receivables represent public infrastructure costs previously incurred for which the Redevelopment Agency has provided its approval for tax increment reimbursement but we have not yet received such reimbursement through tax increment receipts, and are evidenced by a promissory note issued to LandWell by the City of Henderson.

During 2021, 2022 and 2023, we received approval for additional tax increment reimbursement of $15.3 million ($6.2 million in the first quarter and $9.1 million in the fourth quarter), $15.2 million ($10.0 million in the third quarter and $5.2 million in the fourth quarter), and $25.2 million ($4.8 million in the third quarter and $20.4 million in the fourth quarter), respectively, which were recognized as other income and are evidenced by a promissory note issued to LandWell by the City of Henderson. The note receivables bear interest at 6% annually and in 2021, the City of Henderson extended the Redevelopment Plan for an additional 15 years which allows us to collect any remaining amounts due under the OPA through 2051. Any unpaid balances at the end of the agreement are forfeited. See Note 13.

Other. We have certain related party transactions with LPC, as more fully described in Note 17.

IBNR receivables relate to certain insurance liabilities, the risk of which we have reinsured with certain third-party insurance carriers. We report the insurance liabilities related to these IBNR receivables which have been reinsured as part of noncurrent accrued insurance claims and expenses. Certain of our insurance liabilities are classified as current liabilities and the related IBNR receivables are classified with prepaid expenses and other on our Consolidated Balance Sheets. See Notes 10 and 17.

Note 8 – Goodwill:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments. All of our goodwill related to our Chemicals Segment is from our various step acquisitions of NL and Kronos which occurred prior to 2021, as goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810. Substantially all of the net goodwill related to the Component Products Segment was generated from CompX’s acquisitions of certain business units and the step acquisitions of CompX. The Component Products Segment goodwill is assigned to the security products reporting unit within that operating segment.

	Operating segment
		Component
	Chemicals	Products	Total

	(In millions)
Balance at December 31, 2021, 2022 and 2023	$352.6	$27.1	$379.7

We test for goodwill impairment at the reporting unit level. In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows and, with respect to our Chemicals Segment, we consider quoted market prices, a Level 1 input, while discounted cash flows are a Level 3 input. We also consider control premiums when assessing fair value using quoted market prices. If the carrying amount of the reporting unit’s net assets exceeds its fair value, an impairment charge is recorded for the amount by which such carrying amount exceeds the reporting unit’s fair value (not to exceed the amount of goodwill recognized). As permitted by GAAP, during 2021, 2022 and 2023 we used the qualitative assessment of ASC 350-20-35 for the Component Products security products reporting unit’s annual impairment test and determined it was not necessary to perform a quantitative goodwill impairment test.

We review goodwill for each of our reporting units for impairment during the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value. In 2021, 2022 and 2023, no goodwill impairment was indicated as part of our annual impairment review of goodwill.

Prior to 2021, we recorded an aggregate $16.5 million goodwill impairment, mostly with respect to our Component Products Segment. Our consolidated gross goodwill at December 31, 2023 is $396.2 million.

Note 9 – Long-term debt:

	December 31,
	2022	2023

	(In millions)
Valhi:
Contran credit facility	$121.4	$93.4
Subsidiary debt:
Kronos:
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	424.1	440.9
LandWell:
Note payable to Western Alliance Business Trust	12.9	12.2
Other	1.1	—
Total subsidiary debt	438.1	453.1
Total debt	559.5	546.5
Less current maturities	1.8	.7
Total long-term debt	$557.7	$545.8

Valhi – Contran credit facility – We have an unsecured revolving credit facility with Contran which, as amended, provides for borrowings from Contran of up to $150 million. The facility, as amended, bears interest at prime plus 1% (9.50% at December 31, 2023), and is due on demand, but in any event no earlier than December 31, 2025. The facility contains no financial covenants or other financial restrictions. Valhi pays an unused commitment fee quarterly to Contran on the available balance (except during periods during which Contran would be a net borrower from Valhi). The average interest rate on the credit facility for the year ended December 31, 2023 was 9.20%. During 2023 we had no borrowings and repayments of $28.0 million under this facility, and at December 31, 2023 an additional $56.6 million was available for borrowings under this facility.

Kronos

3.75% Senior Secured Notes due 2025 – On September 13, 2017, Kronos International, Inc. (KII), Kronos’ wholly-owned subsidiary, issued €400 million aggregate principal amount of its 3.75% Senior Secured Notes due September 15, 2025 (the “Old Notes”) at par value ($477.6 million when issued).

The Old Notes:

●	bear interest at 3.75% per annum, payable semi-annually on March 15 and September 15 of each year, payments began on March 15, 2018;
●	have a maturity date of September 15, 2025. Kronos may redeem the Old Notes at 100%, plus accrued and unpaid interest. If Kronos experiences certain specified change of control events as outlined in the indenture governing its Old Notes, it would be required to make an offer to purchase the Old Notes at 101% of the principal amount, plus accrued and unpaid interest. Kronos would also be required to make an offer to purchase a specified portion of the Old Notes at par value, plus accrued and unpaid interest, in the event that it generates a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period as described in the indenture governing its Old Notes;
●	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of its direct and indirect domestic, wholly-owned subsidiaries; and
●	have substantially similar collateral, guarantees and covenants to the New Notes.

The carrying value of the Old Notes at December 31, 2023 is stated net of unamortized debt issuance costs of $1.6 million (December 31, 2022 - $2.4 million).

9.50% Senior Secured Notes due 2029 – On February 12, 2024, for certain eligible holders of existing Old Notes, KII executed an exchange of €325 million principal amount of the outstanding Old Notes for newly issued €276.174 million aggregate outstanding KII 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with the Old Notes, the “Senior Secured Notes”) plus additional cash consideration of €50 million. Kronos financed the €50 million cash consideration with a new unsecured term loan from Contran Corporation (described below). Holders of the Old Notes received for each €1,000 principal amount of Old Notes exchanged, €850 in principal amount of New Notes plus a cash payment in an amount equal to €150. Following the exchange, Old Notes totaling €75 million principal amount that were not exchanged continue to remain outstanding. In connection with the exchange, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes. KII did not receive any cash proceeds from the issuance and delivery of the New Notes in connection with the exchange.

The New Notes:

●	bear interest at 9.50% per annum, payable semi-annually on March 15 and September 15 of each year, payments begin on September 15, 2024;
●	have a maturity date of March 15, 2029. Prior to March 15, 2026, Kronos may redeem some or all of the New Notes at a price equal to 100% of the principal amount thereof, plus an applicable premium as of the date of the redemption as described in the indenture governing its New Notes, plus accrued and unpaid interest. On or after March 15, 2026, Kronos may redeem the New Notes at redemption prices ranging from 104.750% of the principal amount, declining to 100% on or after March 15, 2028, plus accrued and unpaid interest. In addition, on or before March 15, 2026, Kronos may redeem up to 40% of the New Notes with the net proceeds of certain public or private equity offerings at 109.50% of the principal amount, plus accrued and unpaid interest, provided that following the redemption at least 50% of the New Notes remain outstanding. If Kronos or Kronos’ subsidiaries experience certain change of control events, as outlined in the indenture governing its New Notes, Kronos would be required to make an offer to purchase the New Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. Kronos would also be required to make an offer to purchase a specified portion of the New Notes at par value, plus accrued and unpaid interest, in the event that Kronos and its subsidiaries generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period as described in the indenture governing Kronos’ New Notes;
●	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of its direct and indirect domestic, wholly-owned subsidiaries;
●	are collateralized by a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor;
●	contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type (however, there are no ongoing financial maintenance covenants); and
●	contain customary default provisions, including a default under any of Kronos’ other indebtedness in excess of $50.0 million.

Subordinated, Unsecured Term Loan from Contran – As part of the refinancing of a majority of Kronos’ Old Notes discussed above, Kronos borrowed $53.7 million (€50.0 million) from Contran through the issuance of an unsecured subordinated term promissory note dated February 12, 2024 (the “Contran Term Loan”). The Contran Term Loan is guaranteed by Kronos’ domestic wholly-owned subsidiaries.  Kronos’ obligations under the Contran Term Loan, and the obligations of the guarantors under the related guaranties, are unsecured and subordinated in right of payment to Kronos’ Senior Secured Notes and its $225 million global revolving credit facility (Global Revolver). Interest on the Contran Term Loan is payable in cash at an interest rate of 11.5%. The Contran Term Loan matures on demand (but no earlier than

September 2029), is not subject to any amortization payments and is prepayable at par beginning in March 2026. The restrictive covenants in the Contran Term Loan are substantially similar to those contained in the indenture governing Kronos’ New Notes. In accordance with Kronos’ related party transaction policy, the audit committee of its board of directors, comprised of the independent directors, approved the terms and conditions of the new term loan from Contran.

Revolving credit facility – On April 20, 2021, Kronos entered into the $225 million Global Revolver which matures in April 2026.  Borrowings under the Global Revolver are available for Kronos’ general corporate purposes. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver. Borrowings by Kronos’ Canadian, Belgian and German subsidiaries are limited to $25 million, €30 million and €60 million, respectively. Any amounts outstanding under the Global Revolver bear interest, at Kronos’ option, at the applicable non-base rate (SOFR, CDOR or EURIBOR, dependent on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%. The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0.

During 2023, Kronos had no borrowings or repayments under its Global Revolver and at December 31, 2023, the full $225 million was available for borrowing under this revolving facility.

Other – In December 2019, LandWell entered into the $15.0 million loan agreement with Western Alliance Business Trust. The agreement requires semi-annual payments of principal and interest on April 15 and October 15 aggregating $1.3 million annually beginning on April 15, 2020 through the maturity date in April 2036 and is payable from the tax increment reimbursement funds received under the OPA. The agreement bears interest at a fixed 4.76% rate and is collateralized by all tax increment reimbursement funds LandWell receives under the OPA. See Note 7.

Aggregate maturities of long-term debt – Aggregate maturities of debt at December 31, 2023 are presented in the table below.

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2024	$.7
2025	536.7
2026	.8
2027	.8
2028	.9
2029 and thereafter	8.2
Subtotal	548.1
Less amounts representing original issue discount and debt issuance costs	1.6
Total long-term debt	$546.5

After considering the effect of the exchange of the Old Notes and issuance of the New Notes and Contran Term Loan discussed above, our aggregate maturities of long-term debt would be:

Years ending December 31,	Amount
(In millions)

2024	$.7
2025	177.2
2026	.8
2027	.8
2028	.9
2029 and thereafter	369.0
Gross maturities	549.4
Less debt issuance costs	6.1
Total	$543.3

We are in compliance with all of our debt covenants at December 31, 2023.

Note 10 – Accounts payable and accrued liabilities:

	December 31,
	2022	2023

	(In millions)
Accounts payable:
Kronos	$177.2	$218.7
CompX	3.5	3.1
BMI/LandWell	18.7	6.7
Total	$199.4	$228.5

Current accrued liabilities:
Deferred income	$110.7	$88.8
Employee benefits	34.4	36.2
Accrued sales discounts and rebates	25.6	22.5
Accrued development costs	5.6	15.1
Interest	4.9	5.1
Operating lease liabilities	3.8	3.9
Environmental remediation and related costs	3.8	3.7
Other	54.8	45.0
Total	$243.6	$220.3

Noncurrent accrued liabilities:
Accrued development costs	$48.1	$42.3
Operating lease liabilities	17.4	18.6
Deferred income	25.9	15.5
Insurance claims and expenses	18.7	14.9
Other postretirement benefits	7.1	7.4
Employee benefits	4.8	4.9
Reserve for uncertain tax positions	.3	—
Other	6.7	7.8
Total	$129.0	$111.4

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability. See Note 7. Our reserve for uncertain tax positions is discussed in Note 14.

Note 11 – Defined contribution and defined benefit retirement:

Defined contribution plans. Certain of our subsidiaries maintain various defined contribution pension plans for our employees worldwide. Defined contribution plan expense approximated $7.8 million in 2021, $8.0 million in 2022 and $8.2 million in 2023.

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

We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2024. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2024	$28.4
2025	28.3
2026	28.7
2027	31.6
2028	35.7
Next 5 years	169.5

The funded status of our U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2022	2023

	(In millions)
Change in projected benefit obligations (PBO):
Balance at beginning of the year	$58.0	$43.4
Interest cost	1.4	2.2
Actuarial losses (gains)	(11.8)	1.2
Benefits paid	(4.2)	(4.1)
Balance at end of the year	$43.4	$42.7

Change in plan assets:
Fair value at beginning of the year	$52.4	$39.1
Actual return on plan assets	(10.7)	3.7
Employer contributions	1.6	1.6
Benefits paid	(4.2)	(4.1)
Fair value at end of the year	$39.1	$40.3
Funded status	$(4.3)	$(2.4)

Amounts recognized in the Consolidated Balance Sheets:
Accrued pension costs:
Current	$(.1)	$—
Noncurrent	(4.2)	(2.4)
Total	(4.3)	(2.4)
Accumulated other comprehensive loss - actuarial losses	32.2	30.3
Total	$27.9	$27.9
Accumulated benefit obligations (ABO)	$43.4	$42.7

The total net underfunded status of our U.S. defined benefit pension plans decreased from $4.3 million at December 31, 2022 to $2.4 million at December 31, 2023 due to the change in our plan assets during 2023 exceeding the change in our PBO during 2023. The increase in our plan assets in 2023 was primarily attributable to improved returns on plan assets. The decrease in our PBO in 2023 was primarily attributable to lower actuarial gains due to the decrease in discount rates from year end 2022.

The components of our net periodic defined benefit pension cost for U.S. plans are presented in the table below. The amounts shown below for the amortization of recognized actuarial losses for 2021, 2022 and 2023 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2020, 2021 and 2022, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Net periodic pension cost for U.S. plans:
Interest cost	$1.3	$1.4	$2.2
Expected return on plan assets	(2.1)	(2.0)	(1.9)
Recognized net actuarial losses	2.1	1.9	2.0
Settlements	(.5)	—	—
Total	$.8	$1.3	$2.3

Information concerning our U.S. defined benefit pension plans (for which the ABO of all of the plans exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2022	2023

	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$43.4	$42.7
Accumulated benefit obligations	43.4	42.7
Fair value of plan assets	39.1	40.3

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plans as of December 31, 2022 and 2023 are 5.3% and 5.0%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plans are frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plans for 2021, 2022 and 2023 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plans are frozen with regards to compensation.

	Years ended December 31,
	2021	2022	2023
Discount rate	2.2%	2.6%	5.3%
Long-term return on plan assets	4.0%	4.0%	5.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2022	2023

	(In millions)
Change in PBO:
Balance at beginning of the year	$758.1	$508.6
Service cost	11.3	6.3
Interest cost	10.6	19.8
Participants’ contributions	1.7	1.8
Actuarial losses (gains)	(198.6)	44.3
Settlements	(1.4)	(8.6)
Change in currency exchange rates	(51.2)	14.1
Benefits paid	(21.9)	(22.6)
Balance at end of the year	$508.6	$563.7

Change in plan assets:
Fair value at beginning of the year	$481.5	$390.5
Actual return on plan assets	(52.5)	37.4
Employer contributions	15.0	14.7
Participants' contributions	1.7	1.8
Settlements	(1.2)	(8.6)
Change in currency exchange rates	(32.1)	9.4
Benefits paid	(21.9)	(22.6)
Fair value at end of the year	$390.5	$422.6
Funded status	$(118.1)	$(141.1)

Amounts recognized in the Consolidated Balance Sheets:
Noncurrent pension asset	$9.3	$8.1
Noncurrent accrued pension costs	(127.4)	(149.2)
Total	(118.1)	(141.1)
Accumulated other comprehensive loss:
Actuarial losses	90.0	106.8
Prior service cost	.4	.3
Total	90.4	107.1
Total	$(27.7)	$(34.0)
ABO	$493.9	$549.8

The total net underfunded status of our non-U.S. defined benefit pension plans increased from $118.1 million at December 31, 2022 to $141.1 million at December 31, 2023 due to the change in our PBO during 2023 exceeding the change in plan assets during 2023. The increase in our PBO in 2023 was primarily attributable to higher actuarial losses due to the decrease in discount rates from year end 2022 and unfavorable currency fluctuations, primarily from the weakening of the U.S. dollar relative to the euro. The increase in our plan assets in 2023 was primarily attributable to positive plan asset returns in 2023 and favorable currency fluctuations (primarily from the weakening of the U.S. dollar relative to the euro) and employer contributions.

The components of our net periodic pension benefit cost for our non-U.S. plans are presented in the table below. The amounts shown below for the amortization of prior service cost and recognized net actuarial losses for 2021, 2022 and 2023 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2020, 2021 and 2022, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Net periodic pension cost for non-U.S. plans:
Service cost	$14.7	$11.3	$6.3
Interest cost	8.3	10.6	19.8
Expected return on plan assets	(11.4)	(11.1)	(18.3)
Recognized net actuarial losses	19.5	12.8	1.8
Amortization of prior service cost	.2	.1	—
Settlements	—	.4	6.5
Total	$31.3	$24.1	$16.1

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2022	2023

	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$403.5	$463.1
Accumulated benefit obligations	392.4	452.9
Fair value of plan assets	276.0	313.8

The key actuarial assumptions used to determine our non-U.S. benefit obligations as of December 31, 2022 and 2023 are as follows:

	December 31,
	2022	2023
Discount rate	3.9%	3.4%
Increase in future compensation levels	2.7%	2.7%

A summary of our key actuarial assumptions used to determine non-U.S. net periodic benefit cost for 2021, 2022 and 2023 are as follows:

	Years ended December 31,
	2021	2022	2023
Discount rate	1.0%	1.5%	3.9%
Increase in future compensation levels	2.6%	2.6%	2.7%
Long-term return on plan assets	2.4%	2.5%	4.6%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for all of our periodic defined benefit plans for actuarial losses and prior service cost at December 31, 2022 and 2023 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2022 and 2023. We expect approximately $3.9 million and $.1 million of the unrecognized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension cost in 2024. The table below details the changes in other comprehensive income (loss) during 2021, 2022 and 2023.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gains (losses)	$50.7	$134.1	$(25.5)
Amortization of unrecognized:
Net actuarial losses	21.6	14.7	3.8
Prior service cost	.2	.1	—
Settlements	—	.4	6.5
Total	$72.5	$149.3	$(15.2)

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g. equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

●	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plans and Bayer’s pension plans, have invested. Our plan assets represent a very nominal portion of the total collective investment fund maintained by Bayer. These plan assets are a Level 3 in the fair value hierarchy because there is not an active market that approximates the value of our investment in the Bayer investment fund. We estimate the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer fund and using a model we developed with assistance from our third-party actuary that uses estimated asset allocations and correlates such allocation to similar asset mixes in fund indexes quoted on an active market. We periodically evaluate the results of our valuation model against actual returns in the Bayer fund and adjust the model as needed. The Bayer fund periodic reports are subject to audit by the German pension regulator.
●	In Canada, we currently have a plan asset target allocation of up to 10% to equity securities and 90 –100% to fixed income securities. We expect the long-term rate of return for such investments to approximate the applicable equity or fixed income index. The Canadian assets are Level 1 inputs because they are traded in active markets.
●	In Norway, we currently have a plan asset target allocation of 18% to equity securities, 63% to fixed income securities, 14% to real estate and the remainder primarily to other investments and liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 7%, 4%, 6% and 7%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however, approximately 14% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.
●	In the U.S. we currently have a plan asset target allocation of 33% to equity securities, 59% to fixed income securities and the remainder is allocated to multi-asset and other strategies. The expected long-term rate of return for our equity securities and fixed income securities is approximately 7% and 5%, respectively (before plan administrative expenses). Approximately 98% of our U.S. plan assets are invested in funds that are valued at net asset value (NAV) and not subject to classification in the fair value hierarchy.
●	We also have plan assets in Belgium. The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input. We had plan assets in the United Kingdom invested primarily in insurance contracts that were a Level 3 input as of December 31, 2022. During 2023, we completed a termination and buy-out of our pension plan in the United Kingdom resulting in a $6.2 million settlement loss.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by asset category and fair value level at December 31, 2022 and 2023 is shown in the tables below.

	Fair Value Measurements at December 31, 2022
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable	Assets
		Markets	Inputs	Inputs	measured
	Total	(Level 1)	(Level 2)	(Level 3)	at NAV

	(In millions)
Germany	$234.0	$—	$—	$234.0	$—
Canada:
Local currency equities	.1	.1	—	—	—
Non local currency equities	11.0	11.0	—	—	—
Local currency fixed income	72.9	72.9	—	—	—
Cash and other	.6	.6	—	—	—
Norway:
Local currency equities	2.3	2.3	—	—	—
Non local currency equities	4.7	4.7	—	—	—
Local currency fixed income	21.8	7.0	14.8	—	—
Non local currency fixed income	8.4	8.4	—	—	—
Real estate	7.8	—	—	7.8	—
Cash and other	2.7	2.4	—	.3	—
U.S.:
Equities	12.4	1.0	—	—	11.4
Fixed income	22.9	.2	—	—	22.7
Cash and other	3.8	2.8	—	—	1.0
Other	24.2	1.5	—	22.7	—
Total	$429.6	$114.9	$14.8	$264.8	$35.1

	Fair Value Measurements at December 31, 2023
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable	Assets
		Markets	Inputs	Inputs	measured
	Total	(Level 1)	(Level 2)	(Level 3)	at NAV

	(In millions)
Germany	$269.4	$—	$—	$269.4	$—
Canada:
Non local currency equities	2.7	2.7	—	—	—
Local currency fixed income	86.2	86.2	—	—	—
Cash and other	1.1	1.1	—	—	—
Norway:
Local currency equities	2.4	2.4	—	—	—
Non local currency equities	7.2	7.2	—	—	—
Local currency fixed income	23.9	4.4	19.5	—	—
Non local currency fixed income	4.2	4.2	—	—	—
Real estate	6.6	—	—	6.6	—
Cash and other	3.0	2.8	—	.2	—
U.S.:
Equities	11.3	—	—	—	11.3
Fixed income	27.1	—	—	—	27.1
Cash and other	1.9	.7	—	—	1.2
Other	15.9	—	—	15.9	—
Total	$462.9	$111.7	$19.5	$292.1	$39.6

A rollforward of the change in fair value of Level 3 assets follows.

	Years ended December 31,
	2022	2023

	(In millions)
Fair value at beginning of year	$320.5	$264.8
Gain (loss) on assets held at end of year	(31.0)	11.1
Gain (loss) on assets sold during the year	(3.6)	14.4
Assets purchased	13.8	1.7
Assets sold	(15.5)	(9.3)
Transfers out	(.1)	—
Currency exchange rate fluctuations	(19.3)	9.4
Fair value at end of year	$264.8	$292.1

Note 12 – Disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Net sales - point of origin:
United States	$1,052.1	$1,226.6	$1,029.2
Germany	971.7	895.4	726.4
Canada	371.9	389.4	351.0
Norway	257.2	273.5	252.1
Belgium	295.7	306.5	217.1
Eliminations	(1,009.2)	(1,161.2)	(909.3)
Total	$1,939.4	$1,930.2	$1,666.5

Net sales - point of destination:
Europe	$945.0	$878.3	$737.8
North America	645.7	695.7	618.1
Other	348.7	356.2	310.6
Total	$1,939.4	$1,930.2	$1,666.5

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows for these segments are affected by economic factors.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Component Products:
Net sales:
Security products	$105.1	$114.5	$121.2
Marine components	35.7	52.1	40.1
Total	$140.8	$166.6	$161.3

Real Estate Management and Development:
Net sales:
Land sales	$207.8	$120.9	$92.6
Utility and other	1.6	1.2	1.3
Water delivery	6.8	3.6	—
Total	$216.2	$125.7	$93.9

Note 13 – Other income, net:

	Years ended December 31,
	2021	2022	2023

	(In millions)
Interest income and other:
Interest and dividends	$4.0	$10.9	$21.0
Securities transactions, net	—	(.5)	.3
Total	4.0	10.4	21.3
Infrastructure reimbursement	15.3	16.0	25.5
Currency transactions, net	1.6	11.5	1.4
Insurance recoveries	.1	2.8	3.0
Gain on land sales	16.0	—	1.5
Other, net	2.0	3.0	2.7
Total	$39.0	$43.7	$55.4

Infrastructure reimbursement – Infrastructure reimbursements related to the OPA are discussed in Note 7.  LandWell also has agreements with certain utility providers servicing the Cadence master planned community under which certain costs incurred for the development of power infrastructure may be reimbursed to LandWell. LandWell received $.8 million in reimbursement during the second quarter of 2022 and $.3 million during the third quarter of 2023 for past costs incurred.

Insurance recoveries – On August 24, 2020, LPC temporarily halted production due to Hurricane Laura. Although storm damage to core processing facilities was not extensive, a variety of factors, including loss of utilities and limited access and availability of employees and raw materials, prevented the resumption of operations until September 25, 2020. The majority of Kronos’ losses from property damage and its share of LPC’s lost production and other costs resulting from the disruption of operations were covered by insurance. Kronos recognized gains of $2.7 million and $2.5 million in 2022 and 2023, respectively, related to its business interruption claim.

NL received $.5 million in insurance recoveries in 2023 and recoveries in each of 2021 and 2022 were nominal.

Land sales – In 2021 we sold excess property not used in our operations for net proceeds of approximately $23.4 million (including $8.4 million in the second quarter and $15.0 million in the third quarter) and recognized a gain of $16.0 million (including $5.6 million in the second quarter and $10.4 million in the third quarter). In the second quarter of 2023, we sold excess property not used in our operations for net proceeds of approximately $1.8 million and recognized a gain of $1.5 million.

Note 14 – Income taxes:

	Years ended December 31,
	2021	2022	2023

	(In millions)
Pre-tax income (loss):
United States	$131.4	$81.4	$53.2
Non-U.S. subsidiaries	126.4	88.5	(72.7)
Total	$257.8	$169.9	$(19.5)
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 21%	$54.1	$35.7	$(4.1)
Non-U.S. tax rates	4.5	2.0	(6.3)
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies	(2.0)	(1.7)	(13.9)
Valuation allowance	.9	(3.0)	2.2
Global intangible low-tax income, net	2.8	1.8	(.4)
U.S. state income taxes, net	1.5	1.5	.6
Adjustment to the reserve for uncertain tax positions, net	(2.6)	(2.9)	(.7)
Nondeductible expenses	1.1	1.0	1.2
Other, net	(.2)	(.6)	(1.0)
Income tax expense (benefit)	$60.1	$33.8	$(22.4)

Components of income tax expense (benefit):
Currently payable:
U.S. federal and state	$29.7	$16.3	$12.6
Non-U.S.	21.5	20.1	13.5
Total	51.2	36.4	26.1
Deferred income taxes (benefit):
U.S. federal and state	(1.7)	(3.9)	(12.6)
Non-U.S.	10.6	1.3	(35.9)
Total	8.9	(2.6)	(48.5)
Income tax expense (benefit)	$60.1	$33.8	$(22.4)

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$60.1	$33.8	$(22.4)
Other comprehensive income (loss):
Currency translation	(.8)	(3.3)	.4
Pension plans	29.7	60.7	(7.6)
Other	—	.9	(.3)
Total	$89.0	$92.1	$(29.9)

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

The components of the net deferred income taxes at December 31, 2022 and 2023 are summarized in the following table.

	December 31,
	2022		2023
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Tax effect of temporary differences related to:
Inventories	$—	$(5.3)	$1.4	$—
Property and equipment	—	(62.8)	—	(62.9)
Lease assets (liabilities)	5.3	(5.4)	5.7	(5.7)
Accrued OPEB costs	2.0	—	2.1	—
Accrued pension costs	22.0	—	26.9	—
Accrued environmental liabilities	25.9	—	22.6	—
Other deductible differences	12.0	—	14.1	—
Other taxable differences	—	(15.8)	—	(15.3)
Investments in subsidiaries and affiliates	6.7	(62.3)	10.5	(54.7)
Tax on unremitted earnings of non-U.S. subsidiaries	—	(11.4)	—	(10.9)
Tax loss and tax credit carryforwards	82.6	—	119.6	—
Valuation allowance	(16.5)	—	(18.2)	—
Adjusted gross deferred tax assets (liabilities)	140.0	(163.0)	184.7	(149.5)
Netting of items by tax jurisdiction	(99.5)	99.5	(117.7)	117.7
Net noncurrent deferred tax asset (liability)	$40.5	$(63.5)	$67.0	$(31.8)

We periodically review our deferred tax assets (DTAs) to determine if a valuation allowance is required. At December 31, 2023, our Chemicals Segment has German corporate and trade net operating loss (NOL) carryforwards of $478.7 million (DTA of $75.8 million) and $54.5 million (DTA of $5.9 million), respectively; Belgian corporate NOL carryforwards of $47.0 million (DTA of $11.8 million) and Canadian corporate and provincial NOL carryforwards of $31.5 million (DTA of $4.7 million) and $34.9 million (DTA of $4.0 million), respectively. We have concluded that no deferred income tax asset valuation allowance is required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have lengthy carryforward periods (the German and Belgian carryforwards may be carried forward indefinitely and the Canadian carryforwards may be carried forward 20 years), (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German, Belgian or Canadian operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

The 2017 Tax Act limited our business interest expense to the sum of our business interest income and 30% of our adjusted taxable income as defined in the Tax Act. Any business interest expense disallowed as a deduction as a result of the limitation may be carried forward indefinitely. At December 31, 2022 and December 31, 2023, we have recorded deferred tax assets of $12.5 million and $14.7 million, respectively, for the carryforwards associated with the nondeductible portion of our interest expense and have concluded we are required to recognize a valuation allowance for such deferred tax asset under the more-likely-than-not recognition criteria. During 2023 we recognized a non-cash deferred income tax expense of $2.2 million with respect to the valuation allowance recorded on additional interest expense carryforwards.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our Chemicals Segment’s European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Chemicals Segment’s Canadian subsidiary). Pursuant to the one-time repatriation tax

(Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, we recognized current income tax expense of $74.1 million and elected to pay such tax in annual installments over an eight-year period beginning in 2018. At December 31, 2023, the balance of our unpaid Transition Tax is $33.3 million with two remaining payments of $14.8 million due in 2024 and $18.5 million due in 2025. The payments are recorded as a current and noncurrent payable to affiliate (income taxes payable to Contran) on our Consolidated Balance Sheet at December 31, 2023.  See Note 17.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2023, we have recognized a deferred income tax liability with respect to our direct investment in Kronos of $47.4 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $153.6 million. During 2023, we recognized a non-cash deferred income tax benefit with respect to our direct investment in Kronos of $6.4 million for the decrease in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such decrease related to our equity in Kronos’ net income during such period. We recognized a similar non-cash deferred income tax expense of $1.2 million in 2022 and $5.0 million in 2021. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

Tax authorities are examining certain of our U.S. and non-U.S. tax returns and may propose tax deficiencies, including penalties and interest. Because of the inherent uncertainties involved in settlement initiatives and court and tax proceedings, we cannot guarantee that these tax matters, if any, will be resolved in our favor, and therefore our potential exposure, if any, is also uncertain. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2021, 2022 and 2023:

	Years ended December 31,
	2021	2022	2023

	(In millions)
Unrecognized tax benefits:
Amount at beginning of year	$9.6	$6.4	$3.5
Tax positions taken in current period	.6	.7	.5
Lapse due to applicable statute of limitations	(3.6)	(3.4)	(1.2)
Changes in currency exchange rates	(.2)	(.2)	—
Amount at end of year	$6.4	$3.5	$2.8

At December 31, 2023, all of our uncertain tax benefits are classified as a component of our noncurrent deferred tax asset. If our uncertain tax position at December 31, 2023 was recognized, a benefit of $2.8 million would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. We also file income tax returns in various foreign jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2020 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to: 2018 for Norway; 2018 for Canada; 2019 for Germany; and 2020 for Belgium.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties of $.7 million during 2021, $.2 million during 2022 and nil during 2023, and at December 31, 2022 and 2023 we had $.1 million and nil, respectively, accrued for interest and penalties for our uncertain tax positions.

Note 15 – Noncontrolling interest in subsidiaries:

	December 31,
	2022	2023

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$239.3	$209.0
NL Industries	79.0	76.9
CompX International	20.6	22.0
BMI	6.9	11.0
LandWell	2.4	6.8
Total	$348.2	$325.7

	Years ended December 31,
	2021	2022	2023

	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$22.0	$20.0	$(9.5)
NL Industries	8.7	5.8	(.4)
CompX International	2.2	2.6	2.9
BMI	14.7	2.8	8.2
LandWell	22.9	14.7	13.8
Total	$70.5	$45.9	$15.0

Note 16 – Valhi stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding

	(In millions)
Balance at December 31, 2021, 2022 and 2023	29.6	(1.1)	28.5

Valhi share repurchases and cancellations. Prior to 2021 our board of directors authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. The aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2023. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. We did not make any such purchases under the plan in 2021, 2022 or 2023.

Treasury stock. At December 31, 2022 and 2023, NL and Kronos held approximately 1.2 million and .1 million shares of our common stock, respectively. The treasury stock we reported for financial reporting purposes at December 31, 2022 and 2023 represents our proportional interest in these shares of our common stock held by NL and Kronos, at NL’s and Kronos’ historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of NL and Kronos, are reflected in our consolidated balance sheet at fair value and are classified as part of other noncurrent assets. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company’s shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes. As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes. Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a gain of $3.3 million in 2021, a loss of $1.6 million in 2022 and a loss of $1.7 million in 2023 in our Consolidated Statements of Operations which represents the unrealized gain (loss) in respect of these shares attributable to the noncontrolling interest of Kronos and NL. See Note 2.

Valhi director stock plan. Prior to 2021, our board of directors adopted a plan that provided for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. In March 2021, our board of directors voted to replace the existing director stock plan with a new plan that would provide for the award of stock to non-employee members of our board of directors, and up to a maximum of 100,000 shares could be awarded. The new plan was approved at our May 2021 shareholder meeting, at which time the prior director stock plan terminated. We awarded 2,400 shares and 9,000 shares under this plan in 2022 and 2023, respectively, and at December 31, 2023, 84,600 shares are available for future award under this new plan.

Stock plans of subsidiaries. Kronos, NL and CompX each maintain plans which provide for the award of their common stock to their board of directors. At December 31, 2023, Kronos, NL and CompX had 97,100, 200,000 and 124,450 shares of their respective common stock available for future award under respective plans.

Accumulated other comprehensive loss. Accumulated other comprehensive income (loss) attributable to Valhi stockholders comprises changes in equity as presented in the table below.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of year	$1.8	$1.7	$1.6
Other comprehensive income:
Unrealized gain (loss) arising during the year	(.1)	(.1)	.1
Balance at end of year	$1.7	$1.6	$1.7
Currency translation:
Balance at beginning of year	$(67.4)	$(72.2)	$(91.5)
Other comprehensive income (loss) arising during the year	(4.8)	(19.3)	2.7
Balance at end of year	$(72.2)	$(91.5)	$(88.8)
Defined benefit pension plans:
Balance at beginning of year	$(154.1)	$(120.9)	$(55.0)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	10.7	7.3	1.9
Net actuarial gain (loss) arising during the year	22.5	58.4	(10.0)
Plan settlement	—	.2	4.3
Balance at end of year	$(120.9)	$(55.0)	$(58.8)
OPEB plans:
Balance at beginning of year	$.3	$.1	$1.0
Other comprehensive income:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.3)	(.5)	(.7)
Net actuarial gain arising during the year	.1	1.4	.1
Balance at end of year	$.1	$1.0	$.4
Total accumulated other comprehensive loss:
Balance at beginning of year	$(219.4)	$(191.3)	$(143.9)
Other comprehensive income (loss)	28.1	47.4	(1.6)
Balance at end of year	$(191.3)	$(143.9)	$(145.5)

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

From time to time, we may have loans and advances outstanding between us and various related parties, including Contran, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loans. When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. We paid Contran $10.4 million, $9.2 million and $10.3 million in interest on borrowings and unused commitment fees under Valhi’s Contran credit facility in 2021, 2022 and 2023, respectively. In February 2024, Kronos entered into a $53.7 million subordinated, unsecured term loan with Contran. See Note 9 for more information on the Kronos term loan with Contran and the Valhi credit facility with Contran.

Under the terms of various intercorporate services agreements (ISAs) we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis. Such fees are based on the compensation of individual Contran employees providing services for us and/or estimates of the time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. We negotiate fees annually, and agreements renew quarterly. The net ISA fees charged to us by Contran aggregated $41.0 million in 2021, $41.2 million in 2022 and $37.8 million in 2023.

At December 31, 2023, we had an aggregate 16.7 million shares of our Kronos common stock pledged as collateral for certain debt obligations of Contran. We receive a fee from Contran for pledging these Kronos shares, determined by a formula based on the market value of the shares pledged. We received $1.5 million in 2021, $1.2 million in 2022 and $.8 million in 2023 from Contran for this pledge.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company, our subsidiary, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. The aggregate amount paid under the group insurance program by us, our subsidiaries and our joint venture in 2021, 2022 and 2023 was $27.1 million, $25.2 million and $29.3 million, respectively, which amounts principally represent insurance premiums. The aggregate amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2024.

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

Contran and certain of its subsidiaries participate in a combined information technology data services program that Contran provides for primary data processing and failover. The program apportions its costs among the participating companies. The aggregate amount Kronos paid Contran for such services was $.3 million in each of 2021 and 2022 and $.4 million in 2023. Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran. Kronos paid Contran $.4 million in 2021, $.5 million in 2022 and $.6 million in 2023 for such rent and related ancillary services. We expect that these relationships with Contran will continue in 2024.

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2022	2023

	(In millions)
Current receivables from affiliates:
LPC	$—	$16.9
Contran - trade items	.2	.2
Other	2.7	.4
Total	$2.9	$17.5
Current payables to affiliates:
LPC	$17.1	$19.9
Contran - income taxes	5.8	10.2
Total	$22.9	$30.1
Noncurrent payable to affiliates:
Contran - income taxes	$33.4	$18.5
Payables to affiliate included in long-term debt:
Valhi - Contran credit facility	$121.4	$93.4

Amounts payable to LPC are generally for the purchase of TiO2, while amounts receivable from LPC are generally from the sale of TiO2 feedstock. See Note 7. Purchases of TiO2 from LPC were $188.6 million in 2021, $225.6 million in 2022 and $231.7 million in 2023. Sales of feedstock to LPC were $85.4 million in 2021, $106.9 million in 2022 and $135.1 million in 2023. The noncurrent payable to Contran for income taxes is discussed in Note 14.

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

NL believes it has substantial defenses to these actions and NL intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We do not believe it is probable we have incurred any liability with respect to pending lead pigment litigation cases to which NL is a party, and with respect to all such lead pigment litigation cases to which NL is a party, we believe liability to NL that may result, if any, in this regard cannot be reasonably estimated, because:

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

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. NL made the initial $25.0 million payment in September 2019 and the first, second, third and fourth annual installment payments of $12.0 million each in September 2020, 2021, 2022 and 2023. We recognized an aggregate accretion expense of $1.1 million, $.9 million and $.7 million in 2021, 2022, and 2023, respectively.

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

We record liabilities related to environmental remediation and related matters (including costs associated with damages for personal injury or property damage and/or damages for injury to natural resources) when estimated future expenditures are probable and reasonably estimable. We adjust such accruals as further information becomes available to us or as circumstances change. Unless the amounts and timing of such estimated future expenditures are fixed and reasonably determinable, we generally do not discount estimated future expenditures to their present value due to the uncertainty of the timing of the payout. We recognize recoveries of costs from other parties, if any, as assets when their receipt is deemed probable. At December 31, 2022 and December 31, 2023, we had not recognized any material receivables for recoveries.

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

The table below presents a summary of the activity in our accrued environmental costs during 2021, 2022, and 2023.

	Years ended December 31,
	2021	2022	2023

	(In millions)
Balance at the beginning of the year	$98.6	$97.6	$97.3
Additions charged to expense, net	1.6	1.7	2.5
Payments, net	(2.5)	(2.0)	(2.9)
Changes in currency exchange rates and other	(.1)	—	—
Balance at the end of the year	$97.6	$97.3	$96.9
Amounts recognized in the Consolidated Balance Sheet at the end of the year:
Current liabilities	$3.5	$3.8	$3.7
Noncurrent liabilities	94.1	93.5	93.2
Total	$97.6	$97.3	$96.9

NL. On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At December 31, 2023, NL had accrued approximately $91 million related to approximately 33 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $118 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2023, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other. We have also accrued approximately $6 million at December 31, 2023 for other environmental cleanup matters which represents our best estimate of the liability.

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

Other matters

Concentrations of credit risk – Sales of TiO2 accounted for approximately 92% of our Chemicals Segment’s sales in each of 2021 and 2022 and 90% in 2023. The remaining sales result from the sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. Our Chemicals Segment sells TiO2 to approximately 3,000 customers, with the top ten customers approximating 32% of our Chemicals Segment’s net sales in 2021, 33% in 2022 and 35% in 2023. One customer accounted for approximately 10% of our Chemicals Segment’s net sales in 2022 and 12% in 2023. Our Chemicals Segment did not have sales to a single customer comprising 10% or more of its net sales in 2021. The table below shows the approximate percentage of our Chemicals Segment’s TiO2 sales by volume for its significant markets, Europe and North America, for the last three years.

	2021	2022	2023
Europe	46%	45%	44%
North America	37%	39%	41%

Our Component Products Segment’s products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Product’s Segment accounted for approximately 51% of our Component Products Segment’s sales in 2021 and 52% in each of 2022 and 2023. One customer of the security products reporting unit accounted for approximately 16% of the Component Products Segment’s total sales in 2021, 14% in 2022 and 24% in 2023 (of which 11% relates to a pilot project). One customer of the marine components reporting unit accounted for 12% of the Component Products Segment’s total sales in 2022.

Our Real Estate Management and Development Segment’s revenues are land sales income and water (through September 2022) and electric delivery fees (prior to December 2023). During 2021, we had sales to three customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales all related to land sales. During 2022, we had sales to two customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales, both related to land sales. During 2023, we had sales to five customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales all related to land sales.

Long-term contracts – Our Chemicals Segment has long-term supply contracts that provide for certain of its TiO2 feedstock requirements through 2026. The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $583 million over the life of the contracts in years subsequent to December 31, 2023 (including approximately $465 million committed to be purchased in 2024). In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $72 million at December 31, 2023 (including $38 million committed to be purchased in 2024).

Income taxes – Prior to 2021, NL made certain pro-rata distributions to its stockholders in the form of shares of Kronos common stock. All of NL’s distributions of Kronos common stock were taxable to NL and NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL’s adjusted tax basis in the shares at the dates of distribution. NL transferred shares of Kronos common stock to us in satisfaction of the tax liability related to NL’s gain on the transfer or distribution of these shares of Kronos common stock and the tax liability generated from the use of Kronos shares to settle the tax liability. To date, we have not paid the liability to Contran because Contran has not paid the liability to the applicable tax authority. The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us. We have recognized deferred income taxes for our investment in Kronos common stock.

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

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2022 and 2023:

	December 31, 2022		December 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$562.0	$562.0	$462.0	$462.0
Long-term debt:
Kronos 3.75% Senior Secured Notes due 2025	424.1	374.2	440.9	424.5
Valhi credit facility with Contran	121.4	121.4	93.4	93.4
LandWell bank note payable	12.9	12.9	12.2	12.2

At December 31, 2023, the estimated market price of Kronos’ 3.75% Senior Secured Notes due 2025 was €959 per €1,000 principal amount. The fair value of Kronos’ 3.75% Senior Secured Notes due 2025 was based on quoted market prices; however, these quoted market prices represent Level 2 inputs because the markets in which the 3.75% Senior Secured Notes due 2025 trade were not active. Fair values of variable interest rate debt and other fixed-rate debt are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 10.

Note 20 – Restructuring costs:

As part of overall cost saving measures to improve Kronos’ long-term cost structure, during the third quarter of 2023 Kronos began implementing certain voluntary and involuntary workforce reductions. A substantial portion of Kronos’ workforce reductions were accomplished through voluntary programs for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 individuals and are substantially completed. Kronos recognized a total of approximately $6 million in selling, general and administrative expense related to these workforce reductions in 2023. Kronos does not expect to accrue any further material amounts associated with the affected individuals who are providing service to Kronos past December 31, 2023. Accrued severance costs at December 31, 2023 are expected to be paid by the first quarter of 2024 and are included in accrued liabilities – other on our Consolidated Balance Sheet. See Note 10.

A summary of the activity in Kronos’ accrued workforce reduction costs for 2023 is shown in the table below (in millions):

Accrued workforce reduction costs as of January 1, 2023	$—
Workforce reduction costs accrued	5.8
Workforce reduction costs paid	(.9)
Currency translation adjustments, net	.1

Accrued workforce reduction costs at December 31, 2023	$5.0

Amounts recognized in the balance sheet:
Current liability	$5.0
Noncurrent liability	—

$5.0

Note 21 – Recent Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all annual segment disclosures currently required annually in interim periods. Public companies will also be required to disclose the title and position of the chief operating decision maker (CODM) and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation resources. The ASU is effective for us beginning with our 2024 Annual Report, and for interim reporting, in the first quarter of 2025, with retrospective application required. We are in the process of evaluating the additional disclosure requirements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and foreign tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. The ASU is effective for us beginning with our 2025 Annual Report. The ASU may be applied prospectively; however, entities have the option to apply it retrospectively. We are in the process of evaluating the additional disclosure requirements.