Form 10-Q
period 2024-03-31
VALHI INC /DE/
filed 2024-05-09
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on May 3, 2024:  28,288,493

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2023	2024
		(unaudited)
Current assets:
Cash and cash equivalents	$407.0	$341.0
Restricted cash equivalents	22.6	26.3
Marketable securities	56.1	31.7
Accounts and other receivables, net	340.4	377.8
Inventories, net	596.1	504.1
Prepaid expenses and other	53.2	47.6
Total current assets	1,475.4	1,328.5

Other assets:
Marketable securities	4.8	5.5
Investment in TiO2 manufacturing joint venture	111.0	108.7
Goodwill	379.7	379.7
Deferred income taxes	67.0	66.1
Other assets	181.8	175.9
Total other assets	744.3	735.9

Property and equipment:
Land	45.1	43.7
Buildings	271.2	263.2
Equipment	1,179.4	1,147.0
Mining properties	89.2	81.7
Construction in progress	23.6	22.6
	1,608.5	1,558.2
Less accumulated depreciation and amortization	1,091.2	1,063.8
Net property and equipment	517.3	494.4
Total assets	$2,737.0	$2,558.8

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	March 31,
	2023	2024
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$.7	$.7
Accounts payable and accrued liabilities	490.7	366.8
Income taxes	15.7	17.7
Total current liabilities	507.1	385.2

Noncurrent liabilities:
Long-term debt	545.8	511.2
Deferred income taxes	31.8	30.0
Payable to affiliate - income taxes	18.5	18.5
Accrued pension costs	151.6	145.1
Accrued environmental remediation and related costs	93.2	93.1
Other liabilities	127.5	125.9
Total noncurrent liabilities	968.4	923.8

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	669.5	669.5
Retained earnings	461.1	466.6
Accumulated other comprehensive loss	(145.5)	(158.6)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	935.8	928.2
Noncontrolling interest in subsidiaries	325.7	321.6
Total equity	1,261.5	1,249.8
Total liabilities and equity	$2,737.0	$2,558.8

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended
	March 31,
	2023	2024

	(unaudited)
Revenues and other income:
Net sales	$492.7	$530.6
Other income, net	13.1	12.2
Total revenues and other income	505.8	542.8

Cost and expenses:
Cost of sales	438.6	444.3
Selling, general and administrative	68.8	68.6
Other components of net periodic pension and OPEB expense	1.2	.6
Interest	7.0	11.3
Total costs and expenses	515.6	524.8

Income (loss) before income taxes	(9.8)	18.0
Income tax expense (benefit)	(6.1)	4.4
Net income (loss)	(3.7)	13.6
Noncontrolling interest in net income of subsidiaries	1.2	5.8
Net income (loss) attributable to Valhi stockholders	$(4.9)	$7.8

Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$(.17)	$.27

Basic and diluted weighted average shares outstanding	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	Three months ended
	March 31,
	2023	2024

	(unaudited)
Net income (loss)	$(3.7)	$13.6
Other comprehensive income (loss), net of tax:
Currency translation	(6.1)	(18.3)
Defined benefit pension plans	.7	.7
Other	(.2)	(.1)
Total other comprehensive loss, net	(5.6)	(17.7)
Comprehensive loss	(9.3)	(4.1)
Comprehensive income (loss) attributable to noncontrolling interest	(.3)	1.2
Comprehensive loss attributable to Valhi stockholders	$(9.0)	$(5.3)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2022	$.3	$669.5	$482.3	$(143.9)	$(49.6)	$348.2	$1,306.8
Net income (loss)	—	—	(4.9)	—	—	1.2	(3.7)
Other comprehensive loss, net	—	—	—	(4.1)	—	(1.5)	(5.6)
Dividends paid to noncontrolling interest	—	—	—	—	—	(5.2)	(5.2)
Cash dividends - $.08 per share	—	—	(2.3)	—	—	—	(2.3)
Equity transactions with noncontrolling interest, net and other	—	(.9)	—	—	—	(.3)	(1.2)

Balance at March 31, 2023	$.3	$668.6	$475.1	$(148.0)	$(49.6)	$342.4	$1,288.8

Balance at December 31, 2023	$.3	$669.5	$461.1	$(145.5)	$(49.6)	$325.7	$1,261.5
Net income	—	—	7.8	—	—	5.8	13.6
Other comprehensive loss, net	—	—	—	(13.1)	—	(4.6)	(17.7)
Dividends paid to noncontrolling interest	—	—	—	—	—	(5.3)	(5.3)
Cash dividends - $.08 per share	—	—	(2.3)	—	—	—	(2.3)

Balance at March 31, 2024	$.3	$669.5	$466.6	$(158.6)	$(49.6)	$321.6	$1,249.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(3.7)	$13.6
Depreciation and amortization	14.3	12.5
Benefit plan expense less than cash funding	(2.0)	(2.5)
Deferred income taxes	.3	(.1)
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(.7)	2.3
Other, net	1.7	2.0
Change in assets and liabilities:
Accounts and other receivables, net	(39.0)	(59.5)
Inventories, net	1.5	78.7
Land held for development, net	(8.4)	(.7)
Accounts payable and accrued liabilities	(82.6)	(125.3)
Income taxes	(1.3)	2.8
Accounts with affiliates	(15.4)	15.3
Other, net	8.5	12.1
Net cash used in operating activities	(126.8)	(48.8)

Cash flows from investing activities:
Capital expenditures	(16.7)	(5.0)
Purchases of marketable securities	(33.8)	(1.0)
Proceeds from disposal of marketable securities	8.5	25.5
Net cash provided by (used in) investing activities	(42.0)	19.5

Cash flows from financing activities:
Kronos term loan from Contran	—	53.7
Principal payments on indebtedness	(7.4)	(73.2)
Deferred financing fees	—	(4.9)
Valhi cash dividends paid	(2.3)	(2.3)
Distributions to noncontrolling interest in subsidiaries	(5.2)	(5.3)
Subsidiary treasury stock acquired	(1.4)	—
Net cash used in financing activities	(16.3)	(32.0)

Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(185.1)	(61.3)
Effect of exchange rates on cash	(.7)	(1.1)
Balance at beginning of period	562.0	462.0
Balance at end of period	$376.2	$399.6

Supplemental disclosures:
Cash paid (received) for:
Interest, net of amounts capitalized	$10.5	$9.1
Income taxes, net	(2.4)	.8
Noncash investing activities:
Change in accruals for capital expenditures	6.3	.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (Contran), which owns approximately 91% of our outstanding common stock at March 31, 2024. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons, Mr. Connelly or Mr. Connelly’s sister, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly or his sister serves as trustee, the trustee is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2024, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the SEC on March 7, 2024 (the “2023 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim period ended March 31, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	March 31, 2024
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

	Three months ended
	March 31,
	2023	2024

	(In millions)
Net sales:
Chemicals	$426.3	$478.8
Component products	41.2	38.0
Real estate management and development	25.2	13.8
Total net sales	$492.7	$530.6
Cost of sales:
Chemicals	$395.8	$407.9
Component products	28.5	28.3
Real estate management and development	14.3	8.1
Total cost of sales	$438.6	$444.3
Gross margin:
Chemicals	$30.5	$70.9
Component products	12.7	9.7
Real estate management and development	10.9	5.7
Total gross margin	$54.1	$86.3
Operating income (loss):
Chemicals	$(15.1)	$22.8
Component products	7.0	3.7
Real estate management and development	10.6	5.0
Total operating income	2.5	31.5
General corporate items:
Interest income and other	4.9	5.7
Other components of net periodic pension and OPEB expense	(1.2)	(.6)
Changes in market value of Valhi common stock held by subsidiaries	(1.1)	.5
General expenses, net	(7.9)	(7.8)
Interest expense	(7.0)	(11.3)
Income (loss) before income taxes	$(9.8)	$18.0

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Included in the determination of Chemicals operating loss in the first quarter of 2023 is the recognition of a business interruption insurance settlement gain of $1.7 million. See Note 12.

Note 3 – Accounts and other receivables, net:

	December 31,	March 31,
	2023	2024

	(In millions)
Trade accounts receivable:
Kronos	$273.6	$330.8
CompX	17.1	17.4
BMI/LandWell	1.2	1.0
VAT and other receivables	33.4	30.1
Refundable income taxes	1.8	2.1
Receivables from affiliates:
Louisiana Pigment Company, L.P. (LPC)	16.9	—
Contran - trade items	.2	.1
Other	.4	.4
Allowance for doubtful accounts	(4.2)	(4.1)
Total	$340.4	$377.8

Note 4 – Inventories, net:

	December 31,	March 31,
	2023	2024

	(In millions)
Raw materials:
Chemicals	$188.3	$148.3
Component products	5.7	5.0
Total raw materials	194.0	153.3
Work in process:
Chemicals	30.8	25.6
Component products	19.1	17.7
Total in-process products	49.9	43.3
Finished products:
Chemicals	250.4	209.6
Component products	5.9	4.8
Total finished products	256.3	214.4
Supplies (chemicals)	95.9	93.1
Total	$596.1	$504.1

Note 5 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	loss, net

	(In millions)
December 31, 2023:
Current assets	$56.1	$56.1	$—

Noncurrent assets	$4.8	$5.0	$(.2)

March 31, 2024:
Current assets	$31.7	$31.7	$—

Noncurrent assets	$5.5	$5.5	$—

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

Note 6 – Other assets:

	December 31,	March 31,
	2023	2024

	(In millions)
Other noncurrent assets:
Restricted cash and cash equivalents	$32.4	$32.3
Note receivables - OPA	69.1	65.7
Operating lease right-of-use assets	22.7	21.8
Land held for development	19.4	16.9
IBNR receivables	13.4	13.3
Pension asset	8.1	8.4
Other	16.7	17.5
Total	$181.8	$175.9

Note receivables - OPA – As disclosed in Note 7 to our 2023 Annual Report, under an Owner Participation Agreement (OPA) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. Once the tax increment reimbursement is approved, the amount is recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson. No additional tax increment amounts were approved during the first three months of 2023 and 2024.

Note 7 – Long-term debt:

	December 31,	March 31,
	2023	2024

	(In millions)
Valhi:
Contran credit facility	$93.4	$72.8
Subsidiary debt:
Kronos:
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	—	292.3
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	440.9	80.9
Subordinated, Unsecured Term Loan from Contran	—	53.7
LandWell:
Note payable to Western Alliance Business Trust	12.2	12.2
Total subsidiary debt	453.1	439.1
Total debt	546.5	511.9
Less current maturities	.7	.7
Total long-term debt	$545.8	$511.2

Valhi – Contran credit facility – During the first three months of 2024, we had no borrowings and repaid $20.6 million under this facility. The average interest rate on the credit facility for the three months ended March 31, 2024 was 9.50%. At March 31, 2024, the interest rate was 9.50% and $77.2 million was available for borrowing under this facility.

Kronos – 9.50% Senior Secured Notes due 2029 – On February 12, 2024, for certain eligible holders of existing 3.75% Senior Secured Notes due 2025 (the “Old Notes”) of Kronos’ wholly-owned subsidiary Kronos International, Inc. (KII), KII executed an exchange of €325 million principal amount of the outstanding Old Notes for newly issued €276.174 million aggregate outstanding KII 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with the Old Notes, the “Senior Secured Notes”) plus additional cash consideration of €48.75 million ($52.6 million). Holders of the Old Notes received for each €1,000 principal amount of Old Notes exchanged, €850 in principal amount of New Notes, plus a cash payment in an amount equal to €150. Following the exchange, Old Notes totaling €75 million principal amount that were not exchanged continue to remain outstanding. In connection with the exchange, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes. KII did not receive any cash proceeds from the issuance and delivery of the New Notes in connection with the exchange. Kronos also entered into a new $53.7 million unsecured loan from Contran Corporation (described below) in connection with the exchange.

The New Notes:

●	bear interest at 9.50% per annum, payable semi-annually on March 15 and September 15 of each year, payments begin on September 15, 2024;
●	have a maturity date of March 15, 2029. Prior to March 15, 2026, Kronos may redeem some or all of the New Notes at a price equal to 100% of the principal amount thereof, plus an applicable premium as of the date of the redemption as described in the indenture governing its New Notes plus accrued and unpaid interest. On or after March 15, 2026, Kronos may redeem the New Notes at redemption prices ranging from 104.750% of the principal amount, declining to 100% on or after March 15, 2028, plus accrued and unpaid interest. In addition, on or before March 15, 2026, Kronos may redeem up to 40% of the New Notes with the net proceeds of certain public or private equity offerings at 109.50% of the principal amount, plus accrued and unpaid interest, provided that following the redemption at least 50% of the New Notes remain outstanding. If Kronos or Kronos’ subsidiaries experience certain change of control events, as outlined in the indenture governing its New Notes, Kronos would be required to make an offer to purchase the New Notes at 101% of the principal amount thereof, plus accrued and unpaid interest. Kronos would also be required to make an offer to purchase a specified portion of the New Notes at par value, plus accrued and unpaid interest, in the event that Kronos and its subsidiaries generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period as described in the indenture governing Kronos’ New Notes;
●	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of its direct and indirect domestic, wholly-owned subsidiaries;
●	are collateralized by a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor;
●	contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type (however, there are no ongoing financial maintenance covenants); and
●	contain customary default provisions, including a default under any of Kronos’ other indebtedness in excess of $50.0 million.

At March 31, 2024 the carrying value of the New Notes (€276.174 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $5.6 million. As a result of the note exchange, in the first quarter of 2024 we recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of the deferred financing costs associated with the Old Notes and capitalized $5.7 million in debt issuance costs associated with the New Notes.

Subordinated, Unsecured Term Loan from Contran – As part of the refinancing of a majority of Kronos’ Old Notes discussed above, Kronos borrowed $53.7 million (€50.0 million) from Contran through the issuance of an unsecured, subordinated term promissory note dated February 12, 2024 (the “Contran Term Loan”). The Contran Term Loan is guaranteed by Kronos’ domestic wholly-owned subsidiaries. Kronos’ obligations under the Contran Term Loan, and the obligations of the guarantors under the related guaranties, are unsecured and subordinated in right of payment to Kronos’ Senior Secured Notes and its $225 million global revolving credit facility (Global Revolver). Interest on the Contran Term Loan is payable in cash at an interest rate of 11.5%. The additional interest rate spread of 2% over the interest rate on the New Notes was based upon comparable debt transactions at the time of issuance. The Contran Term Loan matures on demand (but no earlier than September 2029), is not subject to any amortization payments and is prepayable at par beginning in March 2026. The restrictive covenants in the Contran Term Loan are substantially similar to those contained in the indenture governing Kronos’ New Notes. In accordance with Kronos’ related party transaction policy, the audit committee of its board of directors, comprised of the independent directors, approved the terms and conditions of the new term loan from Contran.

3.75% Senior Secured Notes due 2025 – At March 31, 2024, the carrying value of Kronos’ remaining Old Notes (€75 million aggregate principal amount outstanding) is $80.9 million. In connection with the issuance of the New Notes in February 2024, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes.

Revolving credit facility – During the first three months of 2024, Kronos had no borrowings or repayments under its $225 million global revolving credit facility and at March 31, 2024, the full $225 million was available for borrowing.

Other – We are in compliance with all of our debt covenants at March 31, 2024.

Note 8 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2023	2024

	(In millions)
Accounts payable:
Kronos	$218.7	$143.9
CompX	3.1	3.1
BMI/LandWell	6.7	4.4
Total	228.5	151.4
Payables to affiliates:
LPC	19.9	21.0
Contran - income taxes	10.2	11.1
Deferred income	88.8	69.1
Employee benefits	36.2	29.0
Accrued development costs	15.1	15.6
Accrued litigation settlement	11.8	11.9
Accrued sales discounts and rebates	22.5	10.5
Interest	5.1	4.4
Operating lease liabilities	3.9	3.6
Environmental remediation and related costs	3.7	3.3
Other	45.0	35.9
Total	$490.7	$366.8

The accrued litigation settlement is discussed in Note 16.

Note 9 – Other noncurrent liabilities:

	December 31,	March 31,
	2023	2024

	(In millions)
Accrued development costs	$42.3	$41.9
Operating lease liabilities	18.6	17.9
Accrued litigation settlement	16.1	16.2
Deferred income	15.5	15.2
Insurance claims and expenses	14.9	15.0
Other postretirement benefits	7.4	7.2
Employee benefits	4.9	4.7
Other	7.8	7.8
Total	$127.5	$125.9

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

	Three months ended
	March 31,
	2023	2024

	(In millions)
Net sales - point of origin:
United States	$255.8	$240.9
Germany	186.0	212.2
Canada	90.9	89.3
Norway	71.9	71.0
Belgium	68.8	69.6
Eliminations	(247.1)	(204.2)
Total	$426.3	$478.8

Net sales - point of destination:
Europe	$201.1	$214.9
North America	148.6	166.0
Other	76.6	97.9
Total	$426.3	$478.8

The following table disaggregates the net sales of our Component Products Segment by major product line.

	Three months ended
	March 31,
	2023	2024

	(In millions)
Component Products:
Net sales:
Security products	$27.4	$29.9
Marine components	13.8	8.1
Total	$41.2	$38.0

Substantially all of the Real Estate Management and Development Segment’s sales are related to land sales in the first three months of 2023 and 2024.

Note 11 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2023	2024

	(In millions)
Service cost	$1.6	$1.7
Interest cost	5.6	5.4
Expected return on plan assets	(5.2)	(5.6)
Recognized net actuarial losses	.9	.9
Total	$2.9	$2.4

We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2024.

Note 12 – Other income, net:

	Three months ended
	March 31,
	2023	2024

	(In millions)
Interest income and other:
Interest and dividends	$4.8	$5.5
Securities transactions, net	.1	.2
Total	4.9	5.7
Currency transactions, net	5.4	5.8
Insurance recoveries	1.7	—
Other, net	1.1	.7
Total	$13.1	$12.2

Insurance recoveries – Kronos recognized a gain of $1.7 million related to its Hurricane Laura business interruption claim in the first quarter of 2023.

Note 13 – Income taxes:

	Three months ended
	March 31,
	2023	2024

	(In millions)
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 21%	$(2.1)	$3.8
Incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. tax group companies	.4	(.8)
Valuation allowance	(.9)	.8
Global intangible low-tax income, net	(1.5)	.3
Adjustment to the reserve for uncertain tax positions, net	(1.4)	.1
Adjustment of prior year taxes, net	(.4)	—
Nondeductible expenses	(.5)	.2
U.S. state income taxes and other, net	.3	—
Income tax expense (benefit)	$(6.1)	$4.4

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(6.1)	$4.4
Other comprehensive income (loss):
Currency translation	(.8)	(2.3)
Pension plans	.3	.3
Other	(.2)	(.1)
Total	$(6.8)	$2.3

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

Note 14 – Noncontrolling interest in subsidiaries:

	December 31,	March 31,
	2023	2024

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$209.0	$202.5
NL Industries	76.9	76.6
CompX International	22.0	22.0
BMI	11.0	12.0
LandWell	6.8	8.5
Total	$325.7	$321.6

	Three months ended March 31,
	2023	2024

	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$(3.0)	$1.5
NL Industries	(1.1)	1.2
CompX International	.8	.5
BMI	1.7	1.0
LandWell	2.8	1.6
Total	$1.2	$5.8

Note 15 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended
	March 31,
	2023	2024

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities - Unrealized gain at beginning and end of period	$1.6	$1.7
Currency translation:
Balance at beginning of period	$(91.5)	$(88.8)
Other comprehensive loss arising during the period	(4.5)	(13.6)
Balance at end of period	$(96.0)	$(102.4)
Defined benefit pension plans:
Balance at beginning of period	$(55.0)	$(58.8)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	.6	.5
Balance at end of period	$(54.4)	$(58.3)
OPEB plans:
Balance at beginning of period	$1.0	$.4
Other comprehensive income:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.2)	—
Balance at end of period	$.8	$.4
Total accumulated other comprehensive loss:
Balance at beginning of period	$(143.9)	$(145.5)
Other comprehensive loss	(4.1)	(13.1)
Balance at end of period	$(148.0)	$(158.6)

Other – During the first quarter of 2023, Kronos acquired 159,796 shares of its common stock in market transactions for an aggregate purchase price of $1.4 million. At March 31, 2024, approximately 1.0 million shares were available for repurchase under Kronos’ stock repurchase program.

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

NL believes it has substantial defenses to these actions, and NL intends to continue to deny all allegations of wrongdoing and liability and to defend against all actions vigorously. We do not believe it is probable we have incurred any liability with respect to pending lead pigment litigation cases to which NL is a party, and with respect to all such lead pigment litigation cases to which NL is a party, we believe liability to NL that may result, if any, in this regard cannot be reasonably estimated, because:

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, NL has two annual installment payments remaining ($12.0 million due in September 2024 and $16.7 million for the final installment due in September 2025). NL’s final installment will be made with funds already on deposit at the court, which are included in noncurrent restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). See Note 18 to our 2023 Annual Report.

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

The table below presents a summary of the activity in our accrued environmental costs during the first three months of 2024.

Amount
(In millions)

Balance at the beginning of the period	$96.9
Additions charged to expense, net	.2
Payments, net	(.7)
Balance at the end of the period	$96.4
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$3.3
Noncurrent liabilities	93.1
Total	$96.4

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2024, NL had accrued approximately $91 million related to approximately 33 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $118 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2024, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at March 31, 2024 for other environmental cleanup matters which represents our best estimate of the liability.

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

NL has agreements with certain of its former insurance carriers pursuant to which the carriers reimburse it for a portion of its future lead pigment litigation defense costs and one such carrier reimburses us for a portion of NL’s future asbestos litigation defense costs. We are not able to determine how much NL will ultimately recover from these carriers for defense costs incurred by NL because of certain issues that arise regarding which defense costs qualify for reimbursement. While NL continues to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For a complete discussion of certain litigation involving NL and certain of its former insurance carriers, refer to our 2023 Annual Report.

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

Note 17 – Fair value measurements and financial instruments:

See Note 5 for amounts related to our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		March 31, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$462.0	$462.0	$399.6	$399.6
Long-term debt:
Kronos fixed rate 9.50% Senior Secured Notes due 2029	—	—	292.3	318.5
Kronos fixed rate 3.75% Senior Secured Notes due 2025	440.9	424.5	80.9	79.9
LandWell bank note payable	12.2	12.2	12.2	12.2

At March 31, 2024, the estimated market price of Kronos’ 9.50% Senior Secured Notes due 2029 was €1,069 per €1,000 principal amount, and the estimated market price of Kronos’ 3.75% Senior Secured Notes due 2025 was €987 per €1,000 principal amount. The fair values of Kronos’ Senior Secured Notes were based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Secured Notes trade were not active. The fair value of other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying value. See Note 7. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 8.

Note 18 – Restructuring costs:

In response to the extended period of reduced demand in 2023, Kronos took measures to reduce its operating costs and improve its long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted its European operations. A substantial portion of Kronos’ workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. Kronos recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of the year with the majority of related cash payments expected to be paid in the first half of 2024.

In April 2024, Kronos announced plans to close its sulfate process line at its plant in Varennes, Canada by the third quarter of 2024. As a result of the sulfate process line closure, Kronos expects to recognize a charge of approximately $2 million primarily to cost of sales in the second quarter of 2024 related to workforce reductions for employees impacted. In addition, approximately $15 million in non-cash charges related to the closure of the line are expected to be reflected in cost of sales in the second and third quarters of 2024.

A summary of the activity in Kronos’ accrued restructuring costs for the first quarter of 2024 is shown in the table below:

Amount
(In millions)
Accrued workforce reduction costs at December 31, 2023	$5.0
Workforce reduction costs accrued	(.1)
Workforce reduction costs paid	(1.6)
Currency translation adjustments, net	(.1)
Accrued workforce reduction costs at March 31, 2024	$3.2
Amounts recognized in the balance sheet:
Current liability	$3.2
Noncurrent liability	—
Total	$3.2

Note 19 – Recent accounting pronouncements:

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all annual segment disclosures currently required annually in interim periods. Public companies will also be required to disclose the title and position of the chief operating decision maker (CODM) and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation of resources. The ASU is effective for us beginning with our 2024 Annual Report, and for interim reporting, in the first quarter of 2025, with retrospective application required. We are in the process of evaluating the additional disclosure requirements.

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

We have three consolidated reportable operating segments:

●	Chemicals – Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (TiO2). TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals.
●	Component Products – We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage and healthcare and a variety of other industries. CompX is also a leading manufacturer of wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine industry.
●	Real Estate Management and Development – We operate in real estate management and development through our majority control of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. BMI previously, through a wholly-owned subsidiary, also provided utility services to certain industrial customers prior to December 2023.

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

Operations Overview

Quarter Ended March 31, 2024 Compared to the Quarter Ended March 31, 2023 –

We reported net income attributable to Valhi stockholders of $7.8 million or $.27 per diluted share in the first quarter of 2024 compared to a net loss attributable to Valhi stockholders of $4.9 million or $.17 per diluted share in the first quarter of 2023. As discussed more fully below, our net income attributable to Valhi stockholders increased from 2023 to 2024 primarily due to higher operating income from our Chemicals Segment partially offset by lower operating income from our Component Products Segment and our Real Estate Management and Development Segment.

Our diluted net income per share in the first quarter of 2024 includes an aggregate charge of $.03 per share related to a write-off of deferred financing costs at our Chemicals Segment.

Our diluted net loss per share in the first quarter of 2023 includes a gain of $.03 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment.

Current Forecast for 2024 –

We currently expect consolidated operating income for 2024 to be higher as compared to 2023 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2024 primarily due to the positive impacts of improved demand and lower manufacturing costs;
●	higher operating income from our Real Estate Management and Development Segment in 2024 due to higher expected infrastructure reimbursements; and
●	lower operating income from our Component Products Segment in 2024 as security products and marine sales are expected to be lower in 2024.

Segment Operating Results – 2024 Compared to 2023 –

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

	Three months ended March 31,
	2023	2024	% Change

	(Dollars in millions)
Net sales	$426.3	$478.8	12%
Cost of sales	395.8	407.9	3
Gross margin	$30.5	$70.9	132
Operating income (loss)	$(15.1)	$22.8	251
Percent of net sales:
Cost of sales	93%	85%
Gross margin	7	15
Operating income (loss)	(4)	5
TiO2 operating statistics:
Sales volumes*	102	130	28%
Production volumes*	105	121	15%

Percent change in TiO2 net sales:
TiO2 sales volumes			28%
TiO2 product pricing			(11)
TiO2 product mix/other			(6)
Changes in currency exchange rates			1
Total			12%

*            Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment and the TiO2 industry experienced an extended period of significantly reduced demand across all major markets which was reflected in its sales volumes in the first quarter of and throughout 2023. Although overall demand remains below average historical levels, demand has improved in the first quarter of 2024 in all major markets. Our Chemicals Segment started 2024 with average TiO2 selling prices 13% lower than at the beginning of 2023 and its average TiO2 selling prices declined 2% during the first quarter of 2024. Our Chemicals Segment’s average TiO2 selling prices in the first three months of 2024 were 11% lower than average prices during the first three months of 2023.

Our Chemicals Segment operated its production facilities at 76% of practical capacity utilization in the first three months of 2023 in response to decreased demand and higher production costs. As a result of increased demand experienced in the fourth quarter of 2023 and first quarter of 2024, along with more favorable production costs, our Chemicals Segment began increasing its production rates during the first quarter of 2024 resulting in 87% of practical capacity utilization in the first three months of 2024.

Excluding the effect of changes in currency exchange rates, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first three months of 2024 was significantly lower as compared to the comparable period in 2023 primarily due to significant decreases in per metric ton production costs (primarily feedstock and unabsorbed fixed costs due to reduced operating rates in 2023).

In response to the extended period of reduced demand in 2023, discussed above, our Chemicals Segment took measures to reduce its operating costs and improve its long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted its European operations. A substantial portion of our Chemicals Segment’s workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. Our Chemicals Segment recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of the year with the majority of related cash payments expected to be paid in the first half of 2024.

In April 2024, our Chemicals Segment announced plans to close its sulfate process line at its plant in Varennes, Canada by the third quarter of 2024. Our Chemicals Segment expects to recognize a charge of approximately $2 million primarily to cost of sales in the second quarter of 2024 related to workforce reductions for employees impacted. In addition, approximately $15 million in non-cash charges related to the closure of the line are expected to be reflected in cost of sales in the second and third quarters of 2024.

Net Sales – Our Chemicals Segment’s net sales in the first quarter of 2024 increased 12%, or $52.5 million, compared to the first quarter of 2023 primarily due to the net effects of a 28% increase in sales volumes (which increased net sales by approximately $119 million) and an 11% decrease in average TiO2 selling prices (which decreased net sales by approximately $47 million). In addition to the impact of sales volumes and average TiO2 selling prices, our Chemicals Segment estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $4 million in the first quarter of 2024 as compared to the first quarter of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 28% in the first quarter of 2024 as compared to the first quarter of 2023 due to higher overall demand across all major markets.

Cost of Sales and Gross Margin –  Our Chemicals Segment’s cost of sales increased $12.1 million, or 3%, in the first quarter of 2024 compared to the first quarter of 2023 due to the net effects of a 28% increase in sales volumes, a 15% increase in production volumes (in response to improved near-term customer demand) somewhat offset by lower production costs of approximately $64 million (primarily energy and raw materials). Our Chemicals Segment’s unabsorbed fixed production costs decreased $10 million from $22 million in the first quarter of 2023 to $12 million in the first quarter of 2024.

Our Chemicals Segment’s cost of sales as a percentage of net sales improved to 85% in the first quarter of 2024 compared to 93% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 15% in the first quarter of 2024 compared to 7% in the first quarter of 2023. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to lower production costs and higher production and sales volumes, somewhat offset by lower average TiO2 selling prices.

Operating Income (Loss) – Our Chemicals Segment had operating income of $22.8 million in the first quarter of 2024 compared to an operating loss of $15.1 million in the first quarter of 2023 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $1.7 million in the first quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 12 to our Condensed Consolidated Financial Statements. We estimate changes in currency exchange rates had a nominal effect on our Chemicals Segment’s operating income in the first quarter of 2024 as compared to the same period in 2023, as discussed in the Effects of currency exchange rates section below.

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.6 million and $.3 million in the first three months of 2024 and 2023, respectively, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates
Three months ended March 31, 2024 vs March 31, 2023
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$4	$4
Operating income (loss)	5	5	—	—	—

The $4 million increase in our Chemicals Segment’s net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Norwegian krone in 2024 and the weakening of the U.S. dollar relative to the Canadian dollar in 2024 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The impact of currency exchange rates on our Chemicals Segment’s operating income was nominal.

Outlook – During the first quarter of 2024 our Chemicals Segment experienced improved customer demand across all major markets, although overall demand levels remain below historical averages. Based on the recently experienced improved demand and our Chemicals Segment’s expectation that demand will continue to improve in 2024, along with the severe demand contraction it experienced during most of 2023, our Chemicals Segment expects sales volumes in 2024 to exceed 2023 sales volumes. Our Chemicals Segment has increased production rates in line with the current and expected near-term improved demand and believes its production rates for the remainder of 2024 will continue to be higher than comparable periods in 2023. Our Chemicals Segment has implemented TiO2 selling price increases which will need to be realized to achieve margins more in-line with historical levels.

As noted above, throughout 2023 our Chemicals Segment implemented cost reduction initiatives designed to improve its long-term cost structure, including targeted workforce reductions and, in April 2024, our Chemicals Segment announced plans to close the sulfate process line at its facility in Canada which will further improve its gross margins after the charges (primarily non-cash) related to the closure are recognized in the second and third quarters. In addition, raw material, energy and other input costs have generally improved compared to 2023. The full positive impact of input cost improvements and our Chemicals Segment’s cost reduction efforts are not yet fully reflected in its gross margin. As our Chemicals Segment replaces the higher cost inventory produced towards the end of 2023 with lower cost inventory produced in 2024, coupled with the realization of TiO2 selling price increases noted above, it expects gross margins to improve. Overall, due to expected improved demand, higher selling prices and lower production costs, including lower unabsorbed fixed costs, our Chemicals Segment expects to report higher operating results for the full year of 2024 as compared to 2023.

Our Chemicals Segment believes the production curtailments and other necessary actions it took during 2023 to preserve liquidity while maintaining its global market share have positioned it to capitalize on the increase in demand in 2024 and our Chemicals

Segment expects liquidity levels to improve as the recovery continues. However, our Chemicals Segment is closely monitoring current and anticipated near-term customer demand levels and will align its production and inventories accordingly.

Our expectations for the TiO2 industry and our Chemicals Segment’s operations are based on a number of factors outside our control. Our Chemicals Segment has experienced global market disruptions including high energy costs and future impacts on its operations will depend on, among other things, future energy costs and the impact economic conditions and geopolitical events have on our Chemicals Segment’s operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Component Products –

Our Component Products Segment’s product offerings consist of a significantly large number of products that have a wide variation in selling price and manufacturing cost, which results in certain practical limitations on its ability to quantify the impact of changes in individual product sales quantities and selling prices on the segment’s net sales, cost of sales and gross margin. In addition, small variations in period-to-period net sales, cost of sales and gross margin can result from changes in the relative mix of our Component Products Segment’s products sold. The key performance indicator for our Component Products Segment is operating income.

In the first quarter of 2024 our Component Products Segment’s operating income decreased to $3.7 million compared to $7.0 million in the first quarter of 2023. The decrease in operating income in the first quarter of 2024 compared to 2023 is primarily due to lower marine components sales and gross margin.

	Three months ended March 31,
	2023	2024	% Change

	(Dollars in millions)
Net sales:
Security products	$27.4	$29.9	9%
Marine components	13.8	8.1	(41)
Total net sales	41.2	38.0	(8)
Cost of sales	28.5	28.3	(1)
Gross margin	$12.7	$9.7	(24)
Operating income	$7.0	$3.7	(47)

Percent of net sales:
Cost of sales	69%	75%
Gross margin	31	25
Operating income	17	10

Net Sales – Our Component Products Segment’s net sales decreased $3.2 million in the first quarter of 2024 compared to the same period in 2023 due to lower marine components sales primarily to the towboat market, partially offset by higher security products sales to the government security market. Relative to the first quarter of 2023, security products sales were $1.8 million higher to the government security market. Relative to the first quarter of 2023, marine components sales were $4.3 million lower to the towboat market, $.7 million lower to the industrial market, $.3 million lower to the engine builder market and $.3 million lower to distributors.

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales increased 6% in the first quarter of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of net sales decreased over the same time period. Gross margin percentage decreased in the first quarter of 2024 compared to the same period in 2023 primarily due to lower gross margin percentages at both the security products and marine components reporting units. The security products reporting unit’s gross margin as a percentage of net sales decreased for the first quarter of 2024 compared to the same period in 2023 primarily due to the relative changes in fixed costs allocated to cost of sales during the quarter. Additionally, a less favorable customer and product mix in the first quarter of 2024 negatively impacted gross margin as a percentage of net sales over the comparable period. The marine components reporting unit’s gross margin as a percentage of net sales decreased in the first quarter of 2024 compared to the same period last year primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024. Marine components inventory produced during the fourth quarter of 2023 had a higher carrying value due to higher production cost per unit as a result of lower production volumes. Additionally, gross margin was unfavorably impacted by decreased coverage of production costs on lower sales.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income for the first quarter of 2024 decreased compared to the same period of 2023 and was  primarily impacted by the factors impacting sales, cost of sales and gross margin discussed above.

Outlook – In the first quarter of 2024, our Component Products Segment’s security products reporting unit benefitted from increased sales of mechanical locks to the government security market while the other markets it serves were relatively flat compared to the same period of 2023. At our Component Products Segment’s marine components reporting unit, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began late in the first quarter of 2023 has continued. Our Component Products Segment is focused on aligning its resources with current demand levels, and particularly at its marine components reporting unit, our Component Products Segment is adjusting inventory levels, operating expenses and labor resources to align with current demand while also preserving its ability to respond quickly when demand increases. Generally, raw material prices have stabilized, our Component Products Segment’s supply chains are stable and transportation and logistical delays are minimal. Our Component Products Segment has adjusted its order patterns in response to the stability of its raw material supplies.

Our Component Products Segment expects security products sales in 2024 will be lower than 2023 as the sluggishness it has experienced across a variety of the markets security products serves has continued through the first quarter of 2024 with customers continuing to express uncertainty regarding sustained consumer demand levels. In addition, our Component Products Segment does not expect 2024 sales to benefit from the pilot project to a government security customer it completed largely in the fourth quarter of 2023. After implementing aggressive price increases over the last several years to maintain operating margins, our Component Products Segment expects only modest price increases in 2024. Overall, our Component Products Segment expects its security products reporting unit’s gross margin will be comparable to 2023, although it expects operating income as a percentage of sales to decline due to its limited pricing power along with reduced coverage of selling, general and administrative costs as a result of lower expected sales. Our Component Products Segment expects marine components net sales for the full year of 2024 to be lower as compared to 2023 because it believes demand in the towboat market will further decline. The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of our Component Products Segment customers, have publicly announced reduced production schedules for 2024. Overall, our Component Products Segment expects its marine components reporting unit’s gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales will similarly be lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. Our Component Products Segment ended 2023 with elevated inventory balances at its marine components reporting unit as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of its raw materials with near term demand. Our Component Products Segment made significant progress in aligning its marine components inventory balances with current demand in the first quarter of 2024 and expects this alignment to be complete by mid-year 2024.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Our Component Products Segment has experienced global and domestic supply chain challenges, and any future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the impact of economic conditions and geopolitical events on demand for its products or our Component Products Segment’s customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development  –

	Three months ended March 31,
	2023	2024

	(In millions)
Net sales:
Land sales	$24.9	$13.7
Utility and other	.3	.1
Total net sales	25.2	13.8
Cost of sales	14.3	8.1
Gross margin	$10.9	$5.7
Operating income	$10.6	$5.0

General – Our Real Estate Management and Development Segment consists of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes. BMI also provided certain utility services to an industrial park located in Henderson, Nevada prior to the sale of Basic Power Company (BPC), a wholly-owned subsidiary of BMI, on December 1, 2023. Following the sale of BPC, BMI no longer provides services to the industrial park which allows us to focus on land sales and development activity for the residential/planned community.

LandWell began marketing land for sale in the residential/planned community in December 2013 and at March 31, 2024 approximately 20 saleable acres remain. In addition outside of the community, LandWell has been actively marketing and selling land zoned for commercial and light industrial use and at March 31, 2024 approximately 15 saleable acres remain. Contracts for land sales are negotiated on an individual basis, and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract or land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In most instances buyers can cancel an escrow agreement with no financial penalties until shortly before the closing date. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all of the land in the residential/planned community has been sold; however, we expect the development work to take three to four years to complete.

Net Sales and Operating Income  – Substantially all of the net sales from our Real Estate Management and Development Segment in the first quarters of 2024 and 2023 were from land sales. We recognized $13.7 million in revenues on land sales during the first quarter of 2024 compared to $24.9 million in the first quarter of 2023. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods and substantially all of the land sales revenue we recognized in 2024 and 2023 was under this method of revenue recognition. Land sales revenue in the first quarter of 2024 decreased compared to the first quarter of 2023 due to the decreased pace of development activity for previously sold parcels within the residential/planned community. The pace of development activities is dictated by a number of factors such as city permit and design approval and labor and materials availability. Cost of sales related to land sales revenues was $8.0 million in the first quarter of 2024 compared to $14.1 million in the first quarter of 2023.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. At March 31, 2024, substantially all of the land in the residential/planned community had been sold with approximately 20 saleable acres (currently zoned as retail or commercial) remaining. The Las Vegas area continues to benefit from a strong new home market and all land currently zoned as residential has been sold. There are also 15 saleable acres zoned for light industrial and commercial use outside of the 2,100 acre residential/planned community available for sale. Demand for retail and commercial use is more modest and we expect it will take more time to sell these remaining acres. At March 31, 2024 we have deferred revenue of $77.2 million related to post-closing obligations on land sales closed in 2024 and prior years. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, although we have already received substantially all the cash proceeds related to these sales. We currently expect to take three to four years to complete our post-closing obligations. Any delays or curtailments in infrastructure development related to post-closing obligation activities will delay the amount of revenue we recognize on previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the construction expected to continue for the next three to four years. We expect these land development costs in 2024 to be comparable to 2023 due to the timing of certain infrastructure projects. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue and therefore this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement under our Owner Participation Agreement (OPA) with the City of Henderson and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City for approval of additional OPA note receivables. We expect to collect the maximum reimbursement amount of $209 million under the OPA over the next 7 to 10 years, including $27.3 million collected to date.

General Corporate and Other Items – 2024 Compared to 2023

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock. As discussed in the 2023 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value.

Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a gain of $.5 million in the first quarter of 2024 compared to a loss of $1.1 million in the first quarter of 2023 in our Condensed Consolidated Statements of Operations, which represents the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Income and Other – Interest income and other increased $.8 million in the first quarter of 2024 compared to the first quarter of 2023 primarily due to higher average interest rates. See Note 12 to our Condensed Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses in the first quarter of 2024 were comparable to the first quarter of 2023. Included in corporate expense are:

●	litigation fees and related costs at NL of $.7 million in the first quarter of 2024 compared to $1.4 million in the first quarter of 2023; and
●	environmental remediation and related costs of $.2 million in the first quarter of 2024 compared to nil in the first quarter of 2023.

Overall, we currently expect that our general corporate expenses in 2024 will be comparable to 2023.

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

Interest Expense – Interest expense increased $4.3 million in the first quarter of 2024 compared to the first quarter of 2023 as a result of the Kronos February 2024 exchange of €325 million of its 3.75% Senior Secured Notes due 2025 for newly issued €276.174 million of 9.50% Senior Secured Notes due March 2029 plus additional cash consideration, and the new $53.7 million subordinated, unsecured term loan from Contran due September 2029 at an interest rate of 11.5%, which Kronos entered into in February 2024 in connection with the exchange. Interest expense for the first quarter of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs as a result of the exchange. See Note 7 to our Condensed Consolidated Financial Statements.

We expect interest expense will be higher in 2024 as compared to 2023 primarily due to the higher interest rates on Kronos’ new debt issued in February 2024.

Income Tax Expense (Benefit)  – We recognized income tax expense of $4.4 million in the first quarter of 2024 compared to an income tax benefit of $6.1 million in the first quarter of 2023. The increase in the first quarter of 2024 is primarily due to higher earnings in 2024 and the jurisdictional mix of such earnings. During interim periods, our effective tax rate may not necessarily correspond to the current period income (loss) before taxes due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections of pre-tax income (loss).

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2023, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $47.4 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $153.6 million. During the first three months of 2024, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $.1 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, this increase related to our equity in Kronos’ net income during the period. We recognized a similar deferred income tax expense of $.7 million in the first three months of 2023. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

See Note 13 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

The Organization for Economic Cooperation and Development (OECD), the European Union and other countries have committed to enacting the OECD’s Pillar Two initiative that would provide a global minimum level of taxation for multinational companies to be applied on a country-by-country basis. Currently, many countries are drafting or have enacted legislation to implement the Pillar Two rules effective for years beginning on or after December 31, 2023. Based on legislation currently enacted, we do not anticipate any material impact to our Consolidated Financial Statements; however, until all the jurisdictions we operate in enact legislation, the full impact of Pillar Two to us is unknown.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries increased in 2024 compared to 2023 primarily due to increased operating income at Kronos. See Note 14 to our Condensed Consolidated Financial Statements.

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

Cash used in operating activities was $48.8 million in the first three months of 2024 compared to cash used in operating activities of $126.8 million in the first three months of 2023. This $78.0 million decrease in cash used in operating activities in the first three months of 2024 includes:

●	consolidated operating income of $31.5 million in the first three months of 2024, an increase of $29.0 million compared to operating income of $2.5 million in the first three months of 2023;
●	lower amount of net cash used of $45.3 million associated with relative changes in our receivables, inventories, land held for investment, payables and accrued liabilities in 2024;
●	higher net cash paid for income taxes in 2024 of $3.2 million due to the relative timing of payments; and
●	higher net distributions from our TiO2 manufacturing joint venture in 2024 of $3.0 million.

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

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) decreased slightly from December 31, 2023 to March 31, 2024 primarily due to relative changes in the timing of collections.

●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2023 to March 31, 2024 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first quarter of 2024 compared to the fourth quarter of 2023 where its production volumes aligned more closely with sales volumes.
●	CompX’s average DSO increased from December 31, 2023 to March 31, 2024 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter.
●	CompX’s average DSI decreased from December 31, 2023 to March 31, 2024 primarily due to the decrease at CompX’s marine components reporting unit as a result of higher sales in the first quarter of 2024 compared to the fourth quarter of 2023 and decreased inventory balances as a result of a planned reduction of certain raw materials with previously longer lead times.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	March 31,	December 31,	March 31,
	2022	2023	2023	2024
Kronos:
Days sales outstanding	64 days	60 days	66 days	65 days
Days sales in inventory	103 days	76 days	65 days	46 days
CompX:
Days sales outstanding	41 days	41 days	36 days	42 days
Days sales in inventory	99 days	97 days	95 days	89 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Three months ended
	March 31,
	2023	2024

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$(109.8)	$(43.3)
Valhi exclusive of subsidiaries	9.3	23.7
CompX	3.1	1.7
NL exclusive of subsidiaries	6.8	8.2
Tremont exclusive of subsidiaries	(.6)	(.7)
BMI	2.4	.2
LandWell	(14.7)	(1.3)
Eliminations and other	(23.3)	(37.3)
Total	$(126.8)	$(48.8)

Investing Activities –

During the three months ended March 31, 2024:

●	we spent $5.0 million in capital expenditures including $4.7 million in our Chemicals Segment and $.3 million in our Component Products Segment; and
●	we had net proceeds of $24.5 million related to marketable securities.

Financing Activities –

During the three months ended March 31, 2024:

●	we repaid $20.6 million under the Contran credit facility;

●	in connection with the exchange of €325 million of Kronos’ existing Kronos International, Inc. (KII) 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for its newly issued €276.174 million KII 9.50% Senior Secured Notes due March 2029 (the “New Notes”) plus additional cash consideration, Kronos paid cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran; and
●	we paid aggregate quarterly dividends to Valhi stockholders of $.08 per share ($2.3 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first three months of 2024 are comprised of CompX dividends paid to shareholders other than NL and Kronos dividends paid to shareholders other than us and NL.

Outstanding Debt Obligations

At March 31, 2024, our consolidated indebtedness was comprised of:

●	Valhi’s $72.8 million outstanding on its $150 million credit facility with Contran which is due no earlier than December 31, 2025;
●	€276.174 million aggregate outstanding on Kronos’ New Notes ($292.3 million carrying amount, net of unamortized debt issuance costs);
●	€75 million aggregate outstanding on Kronos’ Old Notes (and together with the New Notes, the “Senior Secured Notes”) ($80.9 million carrying amount);
●	$53.7 million outstanding on Kronos’ subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”); and
●	$12.2 million on LandWell’s bank loan due in April 2036.

Kronos had no outstanding borrowings at March 31, 2024 on its $225 million global revolving credit facility (Global Revolver). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at March 31, 2024 the full $225 million was available for borrowings. Kronos’ Senior Secured Notes, the Contran Term Loan and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 in our 2023 Annual Report. We are in compliance with all of our debt covenants at March 31, 2024. We believe we will be able to continue to comply with the financial covenants contained in our debt obligations through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending March 31, 2025) and long-term obligations (defined as the five-year period ending March 31, 2029). If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2024, we had $77.2 million available for borrowing under our credit facility with Contran. Amounts available under this facility are at Contran’s discretion. Kronos’ $225 million Global Revolver entered into in April 2021, matures in April 2026 and at March 31, 2024 the full $225 million is available for borrowing under this facility. The borrowing base is calculated quarterly and the amount available for borrowing may change based on applicable quarter end balances. See Note 7 to our Condensed Consolidated Financial Statements.

At March 31, 2024, we had an aggregate of $436.8 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $69.9 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$127.3	$69.9
CompX	75.6	—
NL exclusive of its subsidiaries	122.3	—
BMI	9.6	—
Tremont exclusive of its subsidiaries	10.7	—
LandWell	91.2	—
Valhi exclusive of its subsidiaries	.1	—
Total cash and cash equivalents, restricted cash and marketable securities	$436.8	$69.9

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2024 will be approximately $53 million as follows:

●	$50 million by our Chemicals Segment; and

●	$3 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $55 million on land development costs during 2024.

Capital spending for 2024 is expected to be funded through cash generated from operations or borrowing under our existing credit facilities. Planned capital expenditures for the remainder of 2024 at Kronos and CompX will primarily be to maintain and improve our existing facilities. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand, the general availability of materials, equipment and supplies necessary to complete such projects.

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

At March 31, 2024, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. During the first three months of 2023, Kronos acquired 159,796 shares of its common stock in market transactions for an aggregate purchase price of $1.4 million. At March 31, 2024, approximately 1.0 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2024, approximately .5 million shares were available for repurchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.19 per share in each quarter of 2023 for which we received $44.1 million. In February 2024 the Kronos board of directors approved a regular quarterly dividend of $.19 per share. If Kronos were to pay its $.19 per share dividend in each quarter of 2024 based on the 58.0 million shares we held of Kronos common stock at March 31, 2024, during 2024 we would receive aggregate regular dividends from Kronos of $44.1 million. NL paid a quarterly dividend of $.07 per share in 2023 for which we received $11.3 million. In February 2024 the NL board of directors approved a quarterly dividend of $.08 per share. If NL were to pay its $.08 per share dividend in each quarter of 2024 based on the 40.4 million shares we hold of NL common stock at March 31, 2024, during 2024 we would receive aggregate quarterly dividends from NL of $12.9 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $17.6 million in 2023 and $1.3 million in April 2024. We do not know if we will receive additional dividends from BMI and LandWell during 2024. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at March 31, 2024.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2025. We had gross borrowings of $5.2 million and gross repayments of $6.0 million during the first three months of 2024, and $9.8 million was outstanding at March 31, 2024. We could borrow $15.2 million under our current intercompany facility with CompX at March 31, 2024. CompX’s obligation to loan us money under this note is at CompX’s discretion.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2023 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2023 Annual Report, or in Notes 13 and 16 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

See Note 19 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first three months of 2024 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2023 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates, equity security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2023 Annual Report, and refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure About Market Risk” in our 2023 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Refer to Note 16 to our Condensed Consolidated Financial Statements and our 2023 Annual Report for descriptions of certain legal proceedings.

ITEM 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report.

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

VALHI, INC.
(Registrant)

Date:	May 9, 2024	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	May 9, 2024	/s/ Patty S. Brinda
Patty S. Brinda (Vice President and Controller)