Form 10-Q
period 2024-06-30
VALHI INC /DE/
filed 2024-08-08
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on August 2, 2024:  28,294,793

VALHI, INC. AND SUBSIDIARIES

Items 2, 3 and 4 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	June 30,
	2023	2024
		(unaudited)
Current assets:
Cash and cash equivalents	$407.0	$373.1
Restricted cash equivalents	22.6	21.9
Marketable securities	56.1	13.8
Accounts and other receivables, net	340.4	397.6
Inventories, net	596.1	475.4
Prepaid expenses and other	53.2	42.0
Total current assets	1,475.4	1,323.8

Other assets:
Marketable securities	4.8	5.3
Investment in TiO2 manufacturing joint venture	111.0	101.2
Goodwill	379.7	379.7
Deferred income taxes	67.0	66.5
Other assets	181.8	180.9
Total other assets	744.3	733.6

Property and equipment:
Land	45.1	43.6
Buildings	271.2	261.5
Equipment	1,179.4	1,139.8
Mining properties	89.2	83.6
Construction in progress	23.6	23.1
	1,608.5	1,551.6
Less accumulated depreciation and amortization	1,091.2	1,075.6
Net property and equipment	517.3	476.0
Total assets	$2,737.0	$2,533.4

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	June 30,
	2023	2024
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$.7	$.8
Accounts payable and accrued liabilities	490.7	367.7
Income taxes	15.7	10.3
Total current liabilities	507.1	378.8

Noncurrent liabilities:
Long-term debt	545.8	497.4
Deferred income taxes	17.1	13.0
Payable to affiliate - income taxes	18.5	—
Accrued pension costs	151.6	141.4
Accrued environmental remediation and related costs	93.2	93.1
Other liabilities	127.5	122.7
Total noncurrent liabilities	953.7	867.6

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	669.5	669.9
Retained earnings	475.8	499.0
Accumulated other comprehensive loss	(145.5)	(157.0)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	950.5	962.6
Noncontrolling interest in subsidiaries	325.7	324.4
Total equity	1,276.2	1,287.0
Total liabilities and equity	$2,737.0	$2,533.4

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(unaudited)
Revenues and other income:
Net sales	$507.1	$559.7	$999.8	$1,090.3
Other income, net	10.5	3.7	23.6	15.9
Total revenues and other income	517.6	563.4	1,023.4	1,106.2

Cost and expenses:
Cost of sales	441.6	438.4	880.2	882.7
Selling, general and administrative	68.4	74.9	137.2	143.5
Other components of net periodic pension and OPEB expense	7.5	.6	8.7	1.2
Interest	7.2	11.9	14.2	23.2
Total costs and expenses	524.7	525.8	1,040.3	1,050.6

Income (loss) before income taxes	(7.1)	37.6	(16.9)	55.6
Income tax expense (benefit)	(6.8)	7.9	(12.0)	12.3
Net income (loss)	(.3)	29.7	(4.9)	43.3
Noncontrolling interest in net income of subsidiaries	2.9	9.8	4.1	15.6
Net income (loss) attributable to Valhi stockholders	$(3.2)	$19.9	$(9.0)	$27.7

Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$(.11)	$.70	$(.31)	$.97

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(unaudited)
Net income (loss)	$(.3)	$29.7	$(4.9)	$43.3
Other comprehensive income (loss), net of tax:
Currency translation	(4.9)	1.6	(11.0)	(16.7)
Defined benefit pension plans	5.6	.7	6.3	1.4
Other	(.2)	(.1)	(.4)	(.2)
Total other comprehensive income (loss), net	.5	2.2	(5.1)	(15.5)
Comprehensive income (loss)	.2	31.9	(10.0)	27.8
Comprehensive income attributable to noncontrolling interest	2.6	10.4	2.3	11.6
Comprehensive income (loss) attributable to Valhi stockholders	$(2.4)	$21.5	$(12.3)	$16.2

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended June 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at March 31, 2023	$.3	$668.6	$486.7	$(148.0)	$(49.6)	$342.4	$1,300.4
Net income (loss)	—	—	(3.2)	—	—	2.9	(.3)
Other comprehensive income (loss), net	—	—	—	.8	—	(.3)	.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(7.5)	(7.5)
Cash dividends - $.08 per share	—	—	(2.2)	—	—	—	(2.2)
Equity transactions with noncontrolling interest, net and other	—	.9	—	—	—	(1.9)	(1.0)

Balance at June 30, 2023	$.3	$669.5	$481.3	$(147.2)	$(49.6)	$335.6	$1,289.9

Balance at March 31, 2024	$.3	$669.5	$481.3	$(158.6)	$(49.6)	$321.6	$1,264.5
Net income	—	—	19.9	—	—	9.8	29.7
Other comprehensive income, net	—	—	—	1.6	—	.6	2.2
Dividends paid to noncontrolling interest	—	—	—	—	—	(7.6)	(7.6)
Cash dividends - $.08 per share	—	—	(2.2)	—	—	—	(2.2)
Equity transactions with noncontrolling interest, net and other	—	.4	—	—	—	—	.4

Balance at June 30, 2024	$.3	$669.9	$499.0	$(157.0)	$(49.6)	$324.4	$1,287.0

	Six months ended June 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2022	$.3	$669.5	$494.8	$(143.9)	$(49.6)	$348.2	$1,319.3
Net income (loss)	—	—	(9.0)	—	—	4.1	(4.9)
Other comprehensive loss, net	—	—	—	(3.3)	—	(1.8)	(5.1)
Dividends paid to noncontrolling interest	—	—	—	—	—	(12.7)	(12.7)
Cash dividends - $.16 per share	—	—	(4.5)	—	—	—	(4.5)
Equity transactions with noncontrolling interest, net and other	—	—	—	—	—	(2.2)	(2.2)

Balance at June 30, 2023	$.3	$669.5	$481.3	$(147.2)	$(49.6)	$335.6	$1,289.9

Balance at December 31, 2023	$.3	$669.5	$475.8	$(145.5)	$(49.6)	$325.7	$1,276.2
Net income	—	—	27.7	—	—	15.6	43.3
Other comprehensive loss, net	—	—	—	(11.5)	—	(4.0)	(15.5)
Dividends paid to noncontrolling interest	—	—	—	—	—	(12.9)	(12.9)
Cash dividends - $.16 per share	—	—	(4.5)	—	—	—	(4.5)
Equity transactions with noncontrolling interest, net and other	—	.4	—	—	—	—	.4

Balance at June 30, 2024	$.3	$669.9	$499.0	$(157.0)	$(49.6)	$324.4	$1,287.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(4.9)	$43.3
Depreciation and amortization	27.3	32.4
Loss on pension plan termination	6.2	—
Benefit plan expense less than cash funding	(4.2)	(4.4)
Deferred income taxes	(24.6)	(4.0)
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(8.3)	9.8
Gain from sale of land	(1.5)	—
Other, net	4.3	4.3
Change in assets and liabilities:
Accounts and other receivables, net	(58.1)	(79.3)
Inventories, net	68.6	103.4
Land held for development, net	(8.6)	1.5
Accounts payable and accrued liabilities	(84.0)	(130.1)
Income taxes	.5	(5.5)
Accounts with affiliates	(15.2)	(.3)
Other, net	7.4	13.6
Net cash used in operating activities	(95.1)	(15.3)
Cash flows from investing activities:
Capital expenditures	(34.4)	(8.8)
Purchases of marketable securities	(51.5)	(1.0)
Proceeds from disposal of marketable securities	27.4	43.8
Proceeds from land sales	1.8	—
Net cash provided by (used in) investing activities	(56.7)	34.0
Cash flows from financing activities:
Kronos term loan from Contran	—	53.7
Principal payments on indebtedness	(16.6)	(83.7)
Deferred financing fees	—	(5.8)
Valhi cash dividends paid	(4.5)	(4.5)
Distributions to noncontrolling interest in subsidiaries	(12.7)	(12.9)
Subsidiary treasury stock acquired	(2.9)	—
Net cash used in financing activities	(36.7)	(53.2)
Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(188.5)	(34.5)
Effect of exchange rates on cash	(.9)	(.2)
Balance at beginning of period	562.0	462.0
Balance at end of period	$372.6	$427.3

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$13.3	$11.4
Income taxes, net	22.7	35.7
Noncash investing activities:
Change in accruals for capital expenditures	2.4	.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (Contran), which owns approximately 91% of our outstanding common stock at June 30, 2024. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons, Thomas C. Connelly (the husband of Ms. Simmons’ late sister) and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children and for which Ms. Simmons, Mr. Connelly or Mr. Connelly’s sister, as applicable, serve as trustee (collectively, the “Other Trusts”). With respect to the Other Trusts for which Mr. Connelly or his sister serves as trustee, the trustee is required to vote the shares of Contran voting stock held in such trusts in the same manner as Ms. Simmons. Such voting rights of Ms. Simmons last through April 22, 2030 and are personal to Ms. Simmons. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2024, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the SEC on March 7, 2024 (the “2023 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments, except as noted below), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Our results of operations for the interim periods ended June 30, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Revision of Previously Issued Financial Statements – Prior to June 30, 2024, we had concluded a valuation allowance for the deferred tax asset for the carryforwards related to the nondeductible portion of our interest expense was required; however, during the second quarter of 2024 we determined there were additional sources of income that should have been considered with regards to the realization of such deferred tax asset, specifically the reversals of indefinite-lived deferred tax liabilities that require an action by management which are not expected to reverse in the foreseeable future. As a result, the quarterly and annual periods beginning in 2018 through the period ended December 31, 2023, have been revised. We have evaluated the impact of the correction on our previously issued financial statements and determined the impact is not material to any previously issued annual or interim financial statements; however, if the aggregate amount of the adjustment was recorded in the three-month period ended June 30, 2024, the impact to the results would be material. Accordingly, we have revised our previously issued financial statements. The impact of the adjustment to periods not presented herein has been reflected as an adjustment to opening retained earnings for the respective period.

As a result of the revision, our deferred income tax liabilities decreased by $14.7 million with a corresponding increase in retained earnings as of December 31, 2023. Additionally, retained earnings increased by $12.5 million, $11.6 million, and $13.5 million, as of December 31, 2022, March 31, 2023, and June 30, 2023, respectively.  In addition, our income tax benefit increased by $1.9 million and $1.0 million for the three and six-month periods ended June 30, 2023, respectively. Net loss and comprehensive loss decreased correspondingly in the same periods. Basic and diluted net loss per share were decreased by $.07 and $.04, for the three and six-month periods ended June 30, 2023, respectively. There was no change to cash flows used in operating, investing, or financing activities for the six-month period ended June 30, 2023.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	June 30, 2024
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Net sales:
Chemicals	$443.2	$500.5	$869.5	$979.3
Component products	36.6	35.9	77.8	73.9
Real estate management and development	27.3	23.3	52.5	37.1
Total net sales	$507.1	$559.7	$999.8	$1,090.3
Cost of sales:
Chemicals	$399.4	$400.7	$795.2	$808.6
Component products	26.3	24.8	54.8	53.1
Real estate management and development	15.9	12.9	30.2	21.0
Total cost of sales	$441.6	$438.4	$880.2	$882.7
Gross margin:
Chemicals	$43.8	$99.8	$74.3	$170.7
Component products	10.3	11.1	23.0	20.8
Real estate management and development	11.4	10.4	22.3	16.1
Total gross margin	$65.5	$121.3	$119.6	$207.6
Operating income (loss):
Chemicals	$(2.6)	$40.5	$(17.7)	$63.3
Component products	4.4	5.1	11.4	8.8
Real estate management and development	10.2	9.2	20.8	14.2
Total operating income	12.0	54.8	14.5	86.3
General corporate items:
Interest income and other	4.7	5.5	9.6	11.2
Gain on land sales	1.5	—	1.5	—
Other components of net periodic pension and OPEB expense	(7.5)	(.6)	(8.7)	(1.2)
Changes in market value of Valhi common stock held by subsidiaries	(1.1)	.1	(2.2)	.6
General expenses, net	(9.5)	(10.3)	(17.4)	(18.1)
Interest expense	(7.2)	(11.9)	(14.2)	(23.2)
Income (loss) before income taxes	$(7.1)	$37.6	$(16.9)	$55.6

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Included in the determination of Chemicals operating loss is a business interruption insurance settlement gain of $.5 million and $2.2 million recognized in the second quarter and first six months of 2023, respectively. See Note 12.

Note 3 – Accounts and other receivables, net:

	December 31,	June 30,
	2023	2024

	(In millions)
Trade accounts receivable:
Kronos	$273.6	$355.7
CompX	17.1	15.5
BMI/LandWell	1.2	.5
VAT and other receivables	33.4	26.3
Refundable income taxes	1.8	2.5
Receivables from affiliates:
Louisiana Pigment Company, L.P. (LPC)	16.9	—
Contran - trade items	.2	.2
Other	.4	.5
Allowance for doubtful accounts	(4.2)	(3.6)
Total	$340.4	$397.6

Note 4 – Inventories, net:

	December 31,	June 30,
	2023	2024

	(In millions)
Raw materials:
Chemicals	$188.3	$113.8
Component products	5.7	5.3
Total raw materials	194.0	119.1
Work in process:
Chemicals	30.8	34.4
Component products	19.1	17.1
Total in-process products	49.9	51.5
Finished products:
Chemicals	250.4	207.8
Component products	5.9	5.0
Total finished products	256.3	212.8
Supplies (chemicals)	95.9	92.0
Total	$596.1	$475.4

Note 5 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	loss, net

	(In millions)
December 31, 2023:
Current assets	$56.1	$56.1	$—

Noncurrent assets	$4.8	$5.0	$(.2)

June 30, 2024:
Current assets	$13.8	$13.8	$—

Noncurrent assets	$5.3	$5.3	$—

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

Note 6 – Other noncurrent assets:

	December 31,	June 30,
	2023	2024

	(In millions)
Restricted cash and cash equivalents	$32.4	$32.3
Note receivables - OPA	69.1	66.8
Operating lease right-of-use assets	22.7	22.1
Land held for development	19.4	16.2
IBNR receivables	13.4	13.4
Pension asset	8.1	8.6
Other	16.7	21.5
Total	$181.8	$180.9

Note receivables - OPA – As disclosed in Note 7 to our 2023 Annual Report, under an Owner Participation Agreement (OPA) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. Once the tax increment reimbursement is approved, the amount is recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson. No additional tax increment amounts were approved during the first six months of 2023 and 2024.

Note 7 – Long-term debt:

	December 31,	June 30,
	2023	2024

	(In millions)
Valhi:
Contran credit facility	$93.4	$62.6
Subsidiary debt:
Kronos:
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	—	289.8
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	440.9	80.2
Subordinated, Unsecured Term Loan from Contran	—	53.7
LandWell:
Note payable to Western Alliance Business Trust	12.2	11.9
Total subsidiary debt	453.1	435.6
Total debt	546.5	498.2
Less current maturities	.7	.8
Total long-term debt	$545.8	$497.4

Valhi – Contran credit facility – During the first six months of 2024, we had no borrowings and repaid $30.8 million under this facility. The average interest rate on the credit facility for the six months ended June 30, 2024 was 9.50%. At June 30, 2024, the interest rate was 9.50% and $87.4 million was available for borrowing under this facility.

Kronos – 9.50% Senior Secured Notes due 2029 – On February 12, 2024, for certain eligible holders of existing 3.75% Senior Secured Notes due 2025 (the “Old Notes”) of Kronos’ wholly-owned subsidiary Kronos International, Inc. (KII), KII executed an exchange of €325 million principal amount of the outstanding Old Notes for newly issued €276.174 million aggregate outstanding 9.50% Senior Secured Notes due March 2029 (the “New Notes” and together with the Old Notes and the Additional New Notes (as defined below), the “Senior Secured Notes”) plus additional cash consideration of €48.75 million ($52.6 million). Holders of the Old Notes received for each €1,000 principal amount of Old Notes exchanged, €850 in principal amount of New Notes, plus a cash payment in an amount equal to €150. Following the exchange, Old Notes totaling €75 million principal amount that were not exchanged continue to remain outstanding. In connection with the exchange, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes. KII did not receive any cash proceeds from the issuance and delivery of the New Notes in connection with the exchange. Kronos also entered into a $53.7 million unsecured term loan from Contran Corporation (described below) in connection with the exchange.

The New Notes and the Additional New Notes (as defined below):

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

At June 30, 2024, the carrying value of the New Notes (€276.174 million aggregate principal amount outstanding) is stated net of unamortized debt issuance costs of $5.5 million. As a result of the note exchange, in the first quarter of 2024 we recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of the deferred financing costs associated with the Old Notes. As of June 30, 2024, Kronos has capitalized $6.0 million in debt issuance costs associated with the New Notes.

On July 30, 2024, Kronos’ wholly-owned subsidiary, KII, issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes”). The Additional New Notes are additional notes to the existing €276.174 aggregate principal amount of New Notes issued on February 12, 2024. The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million, after fees and estimated expenses. The Additional New Notes will be fungible with the New Notes, will be treated as a single series with the

New Notes and will have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings under the Global Revolver.

Subordinated, Unsecured Term Loan from Contran – As part of the refinancing of a majority of Kronos’ Old Notes discussed above, Kronos borrowed $53.7 million (€50.0 million) from Contran through the issuance of an unsecured, subordinated term promissory note dated February 12, 2024 (the “Contran Term Loan”). The Contran Term Loan is guaranteed by Kronos’ domestic wholly-owned subsidiaries. Kronos’ obligations under the Contran Term Loan, and the obligations of the guarantors under the related guaranties, are unsecured and subordinated in right of payment to Kronos’ Senior Secured Notes and its $225 million global revolving credit facility (the “Global Revolver”). Interest on the Contran Term Loan is payable in cash. At June 30, 2024, the interest rate was 11.5%. The additional interest rate spread of 2% over the interest rate on the New Notes was based upon comparable debt transactions at the time of issuance. Subsequent to the issuance of the Additional New Notes, in August 2024, the Contran Term Loan was amended to change the interest rate from 11.5% to 9.54%. The amended rate reflects the effective interest rate of the Additional New Notes plus an additional interest rate spread of 2% which is based upon comparable debt transactions at the time of the issuance of the Additional New Notes. The Contran Term Loan matures on demand (but no earlier than September 2029), is not subject to any amortization payments and is prepayable at par beginning in March 2026. The restrictive covenants in the Contran Term Loan are substantially similar to those contained in the indenture governing Kronos’ Senior Secured Notes. In accordance with Kronos’ related party transaction policy, the audit committee of its board of directors, comprised of the independent directors, approved the terms and conditions of the original and amended Contran Term Loan.

3.75% Senior Secured Notes due 2025 – At June 30, 2024, the carrying value of Kronos’ remaining Old Notes (€75 million aggregate principal amount outstanding) is $80.2 million. In connection with the issuance of the New Notes in February 2024, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes.

Revolving credit facility – During the first six months of 2024, Kronos had no borrowings or repayments under its $225 million Global Revolver and at June 30, 2024, the full $225 million was available for borrowing. Effective July 17, 2024, Kronos completed an amendment to its Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increases the maximum borrowing amount from $225 million to $300 million, extends the maturity date to July 2029 and expands the agreement to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. See Note 19 to our Condensed Consolidated Financial Statements. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver. Borrowings by Kronos’ Canadian, Belgian and German subsidiaries are limited to U.S. $35 million, €30 million and €60 million, respectively. Any amounts outstanding under the Global Revolver bear interest, at Kronos’ option, at the applicable non-base rate (SOFR, adjusted CORRA or EURIBOR, depending on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%. U.S. Dollar or Canadian Dollar non-base rate loans, as well as Euro non-base rate and Euro base rate loans are subject to a 0.25% floor, plus the applicable margin. The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0.

Other – We are in compliance with all of our debt covenants at June 30, 2024.

Note 8 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2023	2024

	(In millions)
Accounts payable:
Kronos	$218.7	$129.9
CompX	3.1	3.8
BMI/LandWell	6.7	5.5
Total	228.5	139.2
Payables to affiliates:
LPC	19.9	18.4
Contran - income taxes	10.2	14.8
Deferred income	88.8	50.4
Employee benefits	36.2	34.5
Accrued sales discounts and rebates	22.5	18.1
Accrued development costs	15.1	17.2
Accrued litigation settlement	11.8	11.9
Interest	5.1	11.9
Environmental remediation and related costs	3.7	3.9
Operating lease liabilities	3.9	3.7
Other	45.0	43.7
Total	$490.7	$367.7

The accrued litigation settlement is discussed in Note 16.

Note 9 – Other noncurrent liabilities:

	December 31,	June 30,
	2023	2024

	(In millions)
Accrued development costs	$42.3	$41.4
Operating lease liabilities	18.6	18.1
Accrued litigation settlement	16.1	16.3
Insurance claims and expenses	14.9	15.0
Deferred income	15.5	12.2
Other postretirement benefits	7.4	7.1
Employee benefits	4.9	4.6
Other	7.8	8.0
Total	$127.5	$122.7

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Net sales - point of origin:
United States	$233.4	$279.7	$489.2	$520.6
Germany	193.6	216.2	379.6	428.4
Canada	83.9	97.6	174.8	186.9
Norway	75.3	77.7	147.2	148.7
Belgium	45.5	61.0	114.3	130.6
Eliminations	(188.5)	(231.7)	(435.6)	(435.9)
Total	$443.2	$500.5	$869.5	$979.3

Net sales - point of destination:
Europe	$199.0	$222.6	$400.1	$437.5
North America	153.0	182.5	301.6	348.5
Other	91.2	95.4	167.8	193.3
Total	$443.2	$500.5	$869.5	$979.3

The following table disaggregates the net sales of our Component Products Segment by major product line.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Component Products:
Net sales:
Security products	$25.6	$28.2	$53.0	$58.1
Marine components	11.0	7.7	24.8	15.8
Total	$36.6	$35.9	$77.8	$73.9

Substantially all of the Real Estate Management and Development Segment’s sales are related to land sales in the second quarter and the first six months of 2023 and 2024.

Note 11 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Service cost	$1.5	$1.6	$3.1	$3.3
Interest cost	5.5	5.2	11.1	10.6
Expected return on plan assets	(5.2)	(5.6)	(10.4)	(11.2)
Recognized net actuarial losses	1.0	1.0	1.9	1.9
Settlements	6.2	—	6.2	—
Total	$9.0	$2.2	$11.9	$4.6

In the second quarter of 2023, we completed a termination and buy-out of our United Kingdom pension plan resulting in a $6.2 million settlement loss. We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2024.

Note 12 – Other income, net:

	Six months ended
	June 30,
	2023	2024

	(In millions)
Interest income and other:
Interest and dividends	$9.4	$11.0
Securities transactions, net	.2	.2
Total	9.6	11.2
Gain on land sales	1.5	—
Currency transactions, net	8.5	2.0
Insurance recoveries	2.2	.2
Other, net	1.8	2.5
Total	$23.6	$15.9

Land sales – In the second quarter of 2023, we sold excess property not used in our operations for net proceeds of approximately $1.8 million and recognized a pre-tax gain of $1.5 million.

Insurance recoveries – Kronos recognized a gain of $2.2 million related to its Hurricane Laura business interruption claim in the first six months of 2023.

Note 13 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 21%	$(1.4)	$7.9	$(3.5)	$11.7
Non-U.S. tax rates	(2.4)	(.1)	(2.4)	(.1)
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies	(5.5)	(3.5)	(5.1)	(4.3)
Valuation allowance	—	1.7	—	2.5
Global intangible low-tax income, net	1.6	1.1	.1	1.4
Adjustment to the reserve for uncertain tax positions, net	.7	.1	(.7)	.2
Adjustment of prior year taxes, net	—	—	(.4)	—
Nondeductible expenses	1.0	.4	.5	.6
U.S. state income taxes and other, net	(.8)	.3	(.5)	.3
Income tax expense (benefit)	$(6.8)	$7.9	$(12.0)	$12.3

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(6.8)	$7.9	$(12.0)	$12.3
Other comprehensive income (loss):
Currency translation	(.6)	.2	(1.4)	(2.1)
Pension plans	.8	.3	1.1	.6
Other	(.1)	(.1)	(.3)	(.2)
Total	$(6.7)	$8.3	$(12.6)	$10.6

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

See Note 1 for additional information related to the revision impacting income taxes. Tax authorities are examining certain of our U.S. and non-U.S. income tax returns and may propose tax deficiencies, including penalties and interest. We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

Note 14 – Noncontrolling interest in subsidiaries:

	December 31,	June 30,
	2023	2024

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$209.0	$202.4
NL Industries	76.9	77.5
CompX International	22.0	22.1
BMI	11.0	13.7
LandWell	6.8	8.7
Total	$325.7	$324.4

	Six months ended June 30,
	2023	2024

	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$(4.5)	$5.1
NL Industries	(1.7)	2.5
CompX International	1.3	1.1
BMI	3.5	2.7
LandWell	5.5	4.2
Total	$4.1	$15.6

Note 15 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of period	$1.6	$1.7	$1.6	$1.7
Other comprehensive income:
Unrealized loss arising during the period	(.1)	—	(.1)	—
Balance at end of period	$1.5	$1.7	$1.5	$1.7

Currency translation:
Balance at beginning of period	$(96.0)	$(102.4)	$(91.5)	$(88.8)
Other comprehensive income (loss) arising during the period	(3.6)	1.2	(8.1)	(12.4)
Balance at end of period	$(99.6)	$(101.2)	$(99.6)	$(101.2)

Defined benefit pension plans:
Balance at beginning of period	$(54.4)	$(58.3)	$(55.0)	$(58.8)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	.6	.5	1.2	1.0
Plan settlement	4.0	—	4.0	—
Balance at end of period	$(49.8)	$(57.8)	$(49.8)	$(57.8)

OPEB plans:
Balance at beginning of period	$.8	$.4	$1.0	$.4
Other comprehensive income:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)	(.3)	(.1)
Balance at end of period	$.7	$.3	$.7	$.3

Total accumulated other comprehensive loss:
Balance at beginning of period	$(148.0)	$(158.6)	$(143.9)	$(145.5)
Other comprehensive income (loss)	.8	1.6	(3.3)	(11.5)
Balance at end of period	$(147.2)	$(157.0)	$(147.2)	$(157.0)

Other – During the first six months of 2023, Kronos acquired 313,814 shares of its common stock in market transactions for an aggregate purchase price of $2.8 million. At June 30, 2024, approximately 1.0 million shares were available for repurchase under Kronos’ stock repurchase program.

Note 16 – Commitments and contingencies:

Lead pigment litigation – NL

NL’s former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (LIA), which discontinued business operations in 2002, have been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-

based paints. Certain of these actions have been filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others have been asserted as class actions. These lawsuits seek recovery under a variety of theories, including public and private nuisance, negligent product design, negligent failure to warn, strict liability, breach of warranty, conspiracy/concert of action, aiding and abetting, enterprise liability, market share or risk contribution liability, intentional tort, fraud and misrepresentation, violations of state consumer protection statutes, supplier negligence and similar claims.

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

The table below presents a summary of the activity in our accrued environmental costs during the first six months of 2024.

Amount
(In millions)

Balance at the beginning of the period	$96.9
Additions charged to expense, net	1.7
Payments, net	(1.6)
Balance at the end of the period	$97.0
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$3.9
Noncurrent liabilities	93.1
Total	$97.0

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At June 30, 2024, NL had accrued approximately $92 million related to approximately 33 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $119 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2024, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at June 30, 2024 for other environmental cleanup matters which represents our best estimate of the liability.

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

Note 17 – Fair value measurements and financial instruments:

See Note 5 for amounts related to our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		June 30, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$462.0	$462.0	$427.3	$427.3
Long-term debt:
Kronos fixed rate 9.50% Senior Secured Notes due 2029	—	—	289.8	321.1
Kronos fixed rate 3.75% Senior Secured Notes due 2025	440.9	424.5	80.2	79.3
LandWell bank note payable	12.2	12.2	11.9	11.9

At June 30, 2024, the estimated market price of Kronos’ 9.50% Senior Secured Notes due 2029 was €1,087 per €1,000 principal amount, and the estimated market price of Kronos’ 3.75% Senior Secured Notes due 2025 was €989 per €1,000 principal amount. The fair values of Kronos’ Senior Secured Notes were based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Secured Notes trade were not active. The fair value of other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying value. See Note 7. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 8.

Note 18 – Restructuring costs:

In response to the extended period of reduced demand in 2023, Kronos took measures to reduce its operating costs and improve its long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted its European operations. A substantial portion of Kronos’ workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. Kronos recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of the year. The majority of related cash payments will be paid in 2024.

In April 2024, Kronos announced plans to close its sulfate process line at its plant in Varennes, Canada by the end of the third quarter of 2024. As a result of the planned sulfate process line closure, Kronos recognized a charge of approximately $2 million to cost of sales in the second quarter of 2024 related to workforce reductions for employees impacted. In addition, approximately $10 million in non-cash charges related primarily to accelerated depreciation in connection with the closure of the sulfate process line are reflected in cost of sales in the second quarter of 2024 with further amounts of approximately $5 million in non-cash charges related to accelerated depreciation expected to be recognized in the third quarter of 2024.

A summary of the activity in Kronos’ accrued restructuring costs for the first six months of 2024 is shown in the table below:

Amount
(In millions)
Accrued workforce reduction costs at December 31, 2023	$5.0
Workforce reduction costs accrued	1.9
Workforce reduction costs paid	(2.6)
Currency translation adjustments, net	(.1)
Accrued workforce reduction costs at June 30, 2024	$4.2
Amounts recognized in the balance sheet:
Current liability	$4.2
Noncurrent liability	—
Total	$4.2

Note 19 – Acquisition of Remaining Joint Venture Interest in LPC:

Effective July 16, 2024, Kronos acquired the 50% joint venture interest in LPC previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, LPC was operated as a joint venture between Kronos and Venator, and through a wholly-owned subsidiary, Kronos held a 50% joint venture interest in LPC. Following the acquisition, LPC is an indirect, wholly-owned subsidiary of Kronos. Kronos completed the acquisition in order to obtain full control of LPC and its TiO2 production to better serve the North American TiO2 marketplace. Kronos acquired the 50% joint venture interest that it did not already own for an upfront cash payment of $185 million (subject to working capital adjustments) and a potential earn-out payment of up to $15 million based on its aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026. The aggregate EBITDA tiers for the two-year earn-out period are $650 million and $730 million, with $5 million of the earnout payable if Kronos achieves $650 million in aggregate consolidated EBITDA, and a maximum of $15 million payable if aggregate EBITDA is $730 million or greater for the period. If Kronos achieves aggregate consolidated EBITDA between $650 million and $730 million, the payment of the additional $10 million is pro-rated between the two targets. The earn-out is payable at the earliest in April 2027. The acquisition was financed through a borrowing of $132 million under Kronos’ Global Revolver and the remainder paid with cash on hand. The LPC acquisition will be accounted for as a business combination. We are in the process of determining the fair values of acquired assets and liabilities, including review of third-party valuations. Accordingly, we expect to include the preliminary purchase accounting allocation in our Condensed Consolidated Financial Statements contained in our third  Quarterly Report on Form 10-Q.

Note 20 – Recent accounting pronouncements:

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions, including Louisiana Pigment Company, L.P. (LPC) into Kronos’ operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);

●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs);
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Customer and competitor strategies;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of trade barriers or trade disputes;
●	The ability of our subsidiaries to pay us dividends;
●	Uncertainties associated with new product development and the development of new product features;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products) including new environmental, health and safety, sustainability or other regulations (such as those seeking to limit or classify TiO2 or its use);
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

Operations Overview

As a result of the revision to previously reported income tax benefit, our income tax benefit increased by $1.9 million and $1.0 million for the three and six-month periods ended June 30, 2023, respectively. See Note 1 to our Condensed Consolidated Financial Statements.

Quarter Ended June 30, 2024 Compared to the Quarter Ended June 30, 2023 –

We reported net income attributable to Valhi stockholders of $19.9 million or $.70 per diluted share in the second quarter of 2024 compared to a net loss attributable to Valhi stockholders of $3.2 million or $.11 per diluted share in the second quarter of 2023. As discussed more fully below, our net income attributable to Valhi stockholders increased from 2023 to 2024 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2024 compared to 2023;
●	a non-cash loss on the termination of our United Kingdom (U.K.) pension plan of $6.2 million in 2023; and
●	higher interest expense in 2024 as a result of refinancing of the Chemicals Segment’s Senior Secured Notes in the first quarter.

Our diluted net loss per share in the second quarter of 2023 includes:

●	a loss of $.13 per share due to the termination of our U.K. pension plan; and
●	a gain of $.04 per share related to the sale of land not used in our operations.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023 –

We reported net income attributable to Valhi stockholders of $27.7 million or $.97 per diluted share in the first six months of 2024 compared to a net loss attributable to Valhi stockholders of $9.0 million or $.31 per diluted share in the first six months of 2023. As discussed more fully below, our net income attributable to Valhi stockholders increased from 2023 to 2024 primarily due to the net effects of:

●	higher operating income from our Chemicals Segments partially offset by lower operating income from our Component Products Segment and our Real Estate Management and Development Segment in 2024 compared to 2023;
●	a non-cash loss on the termination of our U.K. pension plan of $6.2 million in 2023;
●	a gain of $2.2 million in 2023 related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment; and
●	higher interest expense in 2024 as a result of refinancing of the Chemicals Segment’s Senior Secured Notes in the first quarter.

Our diluted net income per share in 2024 includes an aggregate charge of $.03 per share related to a write-off of deferred financing costs at our Chemicals Segment.

Our diluted net loss per share in 2023 includes:

●	a loss of $.13 per share due to the termination of our U.K. pension plan;
●	a gain of $.04 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment; and
●	a gain of $.04 per share related to the sale of land not used in our operations.

Current Forecast for 2024 –

We currently expect consolidated operating income for 2024 to be higher as compared to 2023 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2024 primarily due to the positive impacts of improved demand and lower manufacturing costs;
●	higher operating income from our Real Estate Management and Development Segment in 2024 due to higher expected infrastructure reimbursements;
●	higher interest expense from refinancing of our Chemicals Segment’s Senior Secured Notes in the first quarter and debt incurred to finance the LPC acquisition in the third quarter; and
●	lower operating income from our Component Products Segment in 2024 as security products and marine components sales are expected to be lower in 2024.

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

Effective July 16, 2024, Kronos acquired the 50% joint venture interest in LPC previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, LPC was operated as a joint venture between Kronos and Venator, and through a wholly-owned subsidiary, Kronos held a 50% joint venture interest in LPC. Following the acquisition, LPC is an indirect, wholly-owned subsidiary of Kronos. Kronos acquired the 50% joint venture interest that it did not already own for an upfront cash payment of $185 million (subject to working capital adjustments) and a potential earn-out payment of up to $15 million based on its aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026. The acquisition was financed through borrowings of $132 million under its Global Revolver and the remainder paid with cash on hand. See Note 19 to our Condensed Consolidated Financial Statements.

Kronos constructed LPC in 1992 using its technology and LPC is the newest TiO2 plant operating in the Western world. Regaining full control of LPC represents a substantial investment in the growth of Kronos’ TiO2 business and strengthens its competitive footprint by increasing Kronos’ capacity in the strategically important North American marketplace and enabling Kronos to expand its product offerings to better serve its customers. In addition, we expect this acquisition will result in significant synergies including logistical cost optimization between Kronos’ North American facilities and other commercial and overhead efficiencies. The LPC acquisition provides Kronos the opportunity to implement process innovations using proven technology utilized at Kronos’ other manufacturing facilities to increase LPC’s current estimated annual production capacity of 156,000 metric tons and improve efficiency and product quality.

	Three months ended June 30,			Six months ended June 30,
	2023	2024	% Change	2023	2024	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales	$443.2	$500.5	13%	$869.5	$979.3	13%
Cost of sales	399.4	400.7	—	795.2	808.6	2
Gross margin	$43.8	$99.8	128	$74.3	$170.7	130
Operating income (loss)	$(2.6)	$40.5	n.m.	$(17.7)	$63.3	n.m.

Percent of net sales:
Cost of sales	90%	80%		91%	83%
Gross margin	10	20		9	17
Operating income (loss)	(1)	8		(2)	6

TiO2 operating statistics:
Sales volumes*	104	134	29%	206	264	28%
Production volumes*	89	137	54%	194	258	33%
Percent change in TiO2 net sales:
TiO2 sales volumes			29%			28%
TiO2 product pricing			(8)			(9)
TiO2 product mix/other			(8)			(7)
Changes in currency exchange rates			—			1
Total			13%			13%

*            Thousands of metric tons

n.m. not meaningful

Current Industry Conditions – Our Chemicals Segment and the TiO2 industry experienced an extended period of significantly reduced demand across all major markets which was reflected in its sales volumes throughout 2023. Although overall demand remains below average historical levels, demand has improved in the first six months of 2024 in all major markets. Our Chemicals Segment started 2024 with average TiO2 selling prices 13% lower than at the beginning of 2023 and its average TiO2 selling prices have remained stable during the first six months of 2024. Our Chemicals Segment’s average TiO2 selling prices in the first six months of 2024 were 9% lower than average prices during the first six months of 2023.

Our Chemicals Segment operated its production facilities at 70% of practical capacity utilization in the first six months of 2023 in response to decreased demand and higher production costs. As a result of increased demand experienced in the fourth quarter of 2023 and first half of 2024, along with more favorable production costs, our Chemicals Segment began increasing its production rates during the first quarter of 2024 and it operated at near practical capacity in the second quarter of 2024 resulting in 93% of practical capacity utilization in the first six months of 2024.

The following table shows our Chemicals Segment’s capacity utilization rates during 2023 and 2024.

1
	Production Capacity Utilization Rates
	2023	2024
First quarter	76%	87%
Second quarter	64%	99%

Excluding the effect of changes in currency exchange rates, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first six months of 2024 was significantly lower as compared to the comparable period in 2023 primarily due to significant decreases in per metric ton production costs (primarily feedstock, energy and unabsorbed fixed costs resulting from reduced operating rates in 2023).

In response to the extended period of reduced demand in 2023, discussed above, our Chemicals Segment took measures to reduce its operating costs and improve its long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted its European operations. A substantial portion of our Chemicals Segment’s workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. Our Chemicals Segment recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of the year. The majority of related cash payments will be paid in 2024.

In April 2024, our Chemicals Segment announced plans to close its sulfate process line at its plant in Varennes, Canada by the end of the third quarter of 2024. As a result of the sulfate process line closure, our Chemicals Segment recognized a charge of approximately $2 million to cost of sales in the second quarter of 2024 related to workforce reductions for employees impacted. In addition, approximately $10 million in non-cash charges primarily related to accelerated depreciation are reflected in cost of sales in the second quarter of 2024 with approximately $5 million in additional non-cash charges related to accelerated depreciation expected to be recognized in the third quarter of 2024.

Net Sales – Our Chemicals Segment’s net sales in the second quarter of 2024 increased 13%, or $57.3 million, compared to the second quarter of 2023 primarily due to the net effects of a 29% increase in sales volumes (which increased net sales by approximately $129 million) and an 8% decrease in average TiO2 selling prices (which decreased net sales by approximately $35 million). In addition to the impact of sales volumes and average TiO2 selling prices, our Chemicals Segment estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $2 million in the second quarter of 2024 as compared to the second quarter of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 29% in the second quarter of 2024 as compared to the second quarter of 2023 due to higher overall demand across all major markets.

Our Chemicals Segment’s net sales in the first six months of 2024 increased 13%, or $109.8 million, compared to the first six months of 2023 primarily due to a 28% increase in sales volumes due to improved overall demand across all major markets (which increased net sales by approximately $243 million) partially offset by a 9% decrease in average TiO2 selling prices (which decreased net sales by approximately $78 million). Changes in product mix negatively contributed to net sales, primarily due to changes in product sales mix in export markets in the first six months of 2024 as compared to the same period in 2023. Additionally, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemicals Segment’s net sales by approximately $6 million in the first six months of 2024 as compared to the first six months of 2023.

Cost of Sales and Gross Margin – Our Chemicals Segment’s cost of sales increased by $1.3 million in the second quarter of 2024 compared to the second quarter of 2023 due to the net effects of a 29% increase in sales volumes, higher plant utilization rates (99% in the second quarter of 2024 compared to 64% in the second quarter of 2023), and lower production costs of approximately $20 million (primarily energy and raw materials). Cost of sales in the second quarter of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of our Chemicals Segment’s sulfate process line in Canada. Our Chemicals Segment’s cost of sales in the second quarter of 2023 includes $32 million of unabsorbed fixed production and other manufacturing costs associated with production curtailments at its facilities during the second quarter of 2023 as our Chemicals Segment adjusted its TiO2 production volumes to align inventory levels with lower demand.

Our Chemicals Segment’s cost of sales as a percentage of net sales improved to 80% in the second quarter of 2024 compared to 90% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 20% in the second quarter of 2024 compared to 10% in the second quarter of 2023. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to higher sales and production volumes and lower production costs, which were partially offset by lower average TiO2 selling prices.

Our Chemicals Segment’s cost of sales increased $13.4 million, or 2%, in the first six months of 2024 compared to the first six months of 2023 due to the net effects of a 28% increase in sales volumes, a 33% increase in production volumes in response to improved customer demand and lower production costs of approximately $84 million (primarily raw materials and energy). Our Chemicals Segment’s unabsorbed fixed production costs in the first six months of 2024 were $12 million (incurred in the first quarter) compared to $54 million in the first six months of 2023 related to curtailments in 2023 and continuing into the first quarter of 2024, as discussed above. Our Chemicals Segment’s cost of sales in the first six months of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of its sulfate process line in Canada.

Our Chemicals Segment’s cost of sales as a percentage of net sales decreased to 83% in the first six months of 2024 compared to 91% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 17% in the first six months of 2024 compared to 9% in the first six months of 2023.  As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to higher sales and production volumes as well as lower production costs, which were partially offset by lower average TiO2 selling prices.

Operating Income (Loss) – Our Chemicals Segment’s operating income increased by $43.1 million to $40.5 million in the second quarter of 2024 compared to an operating loss of $2.6 million in the second quarter of 2023 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $.5 million in the second quarter of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 12 to our Condensed Consolidated Financial Statements. We estimate changes in currency exchange rates decreased our Chemicals Segment’s operating income by approximately $3 million in the second quarter of 2024 as compared to the same period in 2023, as discussed in the Effects of currency exchange rates section below.

Our Chemicals Segment’s operating income increased by $81.0 million to $63.3 million in the first six months of 2024 compared to an operating loss of $17.7 million in the first six months of 2023 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $2.2 million in the first six months of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 12 to our Condensed Consolidated Financial Statements. We estimate that changes in currency exchange rates decreased our Chemicals Segment’s operating income by approximately $3 million in the first six months of 2024 as compared to the same period in 2023, as further discussed below.

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.1 million and $.7 million in the first six months of 2024 and 2023, respectively, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates
Three months ended June 30, 2024 vs June 30, 2023
				Translation
				gains -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$2	$2
Operating income (loss)	3	(4)	(7)	4	(3)

The $2 million increase in our Chemicals Segment’s net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Norwegian krone and Canadian dollar in 2024 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Norwegian and Canadian operations is denominated in the U.S. dollar.

The $3 million decrease in our Chemicals Segment’s operating income was comprised of the following:

●	Lower net currency transaction gains of approximately $7 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $4 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Norwegian krone and the Canadian dollar, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2024 as compared to 2023.

Impact of changes in currency exchange rates
Six months ended June 30, 2024 vs June 30, 2023
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$6	$6
Operating income (loss)	8	2	(6)	3	(3)

The $6 million increase in our Chemicals Segment’s net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The weakening of the U.S. dollar relative to the Canadian dollar and strengthening of the U.S. dollar relative to the Norwegian krone in 2024 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $3 million decrease in our Chemicals Segment’s operating income was comprised of the following:

●	Lower net currency transaction gains of approximately $6 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $3 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Norwegian krone, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the Canadian dollar and euro was nominal in 2024 as compared to 2023.

Outlook – During the second quarter of 2024, our Chemicals Segment’s customer demand continued to improve across all major markets, although overall demand levels remain below historical averages. Based on the recently improved demand and our Chemicals Segment’s expectation that demand will continue to improve in 2024, along with the severe demand contraction it experienced during most of 2023, our Chemicals Segment expects sales volumes in 2024 to exceed 2023 sales volumes. Our Chemicals Segment has increased production rates in line with the current and expected near-term improved demand and believes its production rates for the remainder of 2024 will continue to be higher than comparable periods in 2023. Our Chemicals Segment has implemented TiO2 selling price increases which will need to continue to be realized to achieve margins more in-line with historical levels.

Throughout 2023, our Chemicals Segment implemented cost reduction initiatives designed to improve its long-term cost structure, including targeted workforce reductions. In April 2024, our Chemicals Segment  announced plans to optimize production of its purified grades, which will result in the closure of the sulfate process line at its facility in Canada, which will further improve gross margins after the charges (primarily non-cash) related to the closure are recognized including $12 million ($10 million non-cash) noted above in the second quarter and an additional $5 million non-cash charge expected to be recognized in the third quarter. Raw material, energy and other input costs have generally improved compared to 2023. While the full positive impact of input cost improvements and cost reduction efforts are not yet fully reflected in its gross margin, our Chemicals Segment began experiencing improved gross margins during the second quarter that it expects to build on over the remainder of the year as it replaces higher cost inventory with lower cost inventory produced in 2024. Overall, if our Chemicals Segment experiences improved demand, higher selling prices and lower production costs, including lower unabsorbed fixed costs, it expects to report higher operating results for the full year of 2024 as compared to 2023.

As noted above, our Chemicals Segment acquired full control of LPC in July 2024. Our Chemicals Segment believes this acquisition is a unique opportunity to immediately add value to its customers and better serve the North American marketplace by allowing our Chemicals Segment to expand its product offerings and increase sales to new and existing customers while recognizing significant synergies including commercial, overhead and supply chain optimization. Our Chemicals Segment expects the acquisition of the additional production capacity to have a positive impact on its 2024 earnings, although the positive impact will be somewhat offset by the additional debt service costs associated with the increase in borrowings to complete the transaction. With the increased borrowing availability under its revolving credit facility, as well as cash on hand, our Chemicals Segment believes it is well positioned to finance the required working capital build needed to fully integrate the acquired LPC production capacity, which our Chemicals Segment expects to be complete by the end of the year.

Our expectations for the TiO2 industry and our Chemicals Segment’s operations are based on a number of factors outside our control. Our Chemicals Segment has experienced global market disruptions, including high energy costs, and future impacts on its operations will depend on, among other things, future energy costs and the impact economic conditions and geopolitical events have on our Chemicals Segment’s operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

Our Component Products Segment’s operating income in the second quarter of 2024 was $5.1 million compared to $4.4 million in the second quarter of 2023. The increase in operating income in the second quarter of 2024 compared to 2023 is due to higher security products sales and gross margin which more than offset lower marine components sales and gross margin. Operating income for the first six months of 2024 was $8.8 million compared to $11.4 million in the first six months of 2023. The decrease in operating income in the first six months of 2024 compared to 2023 is primarily due to lower marine components sales and gross margin partially offset by higher security products sales and higher security products gross margin in the second quarter of 2024 compared to the second quarter of 2023.

	Three months ended June 30,			Six months ended June 30,
	2023	2024	% Change	2023	2024	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales:
Security products	$25.6	$28.2	10%	$53.0	$58.1	10%
Marine components	11.0	7.7	(30)	24.8	15.8	(36)
Total net sales	36.6	35.9	(2)	77.8	73.9	(5)
Cost of sales	26.3	24.8	(6)	54.8	53.1	(3)
Gross margin	$10.3	$11.1	9	$23.0	$20.8	(9)
Operating income	$4.4	$5.1	16	$11.4	$8.8	(23)

Percent of net sales:
Cost of sales	72%	69%		70%	72%
Gross margin	28	31		30	28
Operating income	12	14		15	12

Net Sales – Our Component Products Segment’s net sales decreased $.7 million and $3.9 million in the second quarter and for the first six months of 2024, respectively, compared to the same periods in 2023 due to lower marine components sales primarily to the towboat market, partially offset by higher security products sales to the government security market. Relative to prior year, the increase in second quarter security products sales was primarily due to $2.8 million higher sales to the government security market partially offset by $.4 million lower sales to distributors. Relative to 2023, the increase in security products sales for the first six months of 2024 was primarily due to $4.6 million higher sales to the government security market partially offset by $.5 million lower sales to distributors. Relative to prior year, the decrease in second quarter marine components sales was primarily due to $3.1 million lower sales to the towboat market. Relative to 2023, the decrease in marine components sales for the first six months of 2024 was primarily due to $7.4 million lower sales to the towboat market, $.6 million lower sales to each the engine builder and industrial markets and $.5 million lower sales to distributors.

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales improved 3% in the second quarter of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales increased over the same period. Gross margin percentage increased in the second quarter of 2024 compared to the same period in 2023 primarily due to higher security products gross margin percentage and, to a lesser extent, higher gross margin percentage at marine components. Security products gross margin as a percentage of net sales for the second quarter of 2024 increased as compared to the same period in 2023 primarily due to effects of higher sales and increased coverage of fixed costs and operating costs and expenses as a result of higher sales, partially offset by a less favorable customer and product mix and increased operating costs and expenses related to higher employee salaries and benefits. Marine components gross margin as a percentage of net sales increased in the second quarter of 2024 as compared to the second quarter of 2023 primarily due to a favorable customer and product mix, partially offset by decreased coverage of fixed costs as a result of lower sales.

Our Component Products Segment’s cost of sales as a percentage of sales increased 2% for the first six months of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales declined over the same period. The decline in gross margin percentage for the six-month comparative period is primarily due to lower gross margin percentage at marine components, particularly in the first quarter of 2024, partially offset by higher gross margin percentage at security products in the second quarter of 2024. For the first six months of 2024, marine components gross margin as a percentage of net sales declined compared to the same period in 2023 primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024 and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix in the second quarter of 2024. Security products gross margin as a percentage of net sales for the first six months of 2024 increased as compared to the same period in 2023 primarily due to effects of higher sales and increased coverage of fixed costs and operating costs and expenses as a result of higher sales, partially offset by a less favorable customer and product mix and increased operating costs and expenses related to higher employee salaries and benefits.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income for the second quarter and the first six months of 2024 compared to the same periods of 2023 was primarily impacted by the factors affecting sales, cost of sales and gross margin discussed above.

Outlook – In the first six months of 2024, our Component Products Segment’s security products reporting unit benefitted from a general increase in sales across many markets and particularly increased sales of mechanical locks to the government security market; however, some of the overall demand improvement was offset by lower demand from distributors as noted above. At our Component Products Segment’s marine components reporting unit, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began late in the first quarter of 2023 has continued. Our Component Products Segment is focused on aligning its resources with current demand levels, and particularly at marine components, our Component Products Segment is adjusting inventory levels, operating expenses and labor resources to align with current demand while also preserving its ability to respond quickly when demand increases. Generally, raw material prices have stabilized, our Component Products Segment’s supply chains are stable and transportation and logistical delays are minimal. Our Component Products Segment has adjusted its order patterns in response to the stability of its raw material supplies.

Our Component Products Segment expects security products net sales in 2024 to be lower than 2023 as the increase in demand experienced in the first half of 2024 is expected to be more than offset by lower comparative government security sales in the second half of the year as sales from the 2023 pilot project will not repeat. Additionally, our Component Products Segment is unsure if current demand levels across the variety of the markets security products serves are sustainable as its customers continue to express uncertainty regarding consumer demand levels. Overall, our Component Products Segment expects its security products reporting unit’s gross margin will be comparable to 2023, although it expects operating income as a percentage of sales to decline due to its limited pricing power along with reduced coverage of selling, general and administrative costs as a result of lower expected sales. Our Component Products Segment expects marine components net sales for the full year of 2024 will be lower as compared to 2023 because it believes demand in the towboat market will further decline. The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Several original equipment boat manufacturers, including certain of our Component Products Segment’s customers, have publicly announced further reductions to their 2024 production schedules. Overall, our Component Products Segment expects the marine components reporting unit’s gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales to be similarly lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. Our Component Products Segment ended 2023 with elevated inventory balances at its marine components reporting unit as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of its raw materials with near term demand. Our Component Products Segment made significant progress in aligning its marine components inventory balances with current demand in the first half of 2024 and expects this alignment to continue over the remainder of 2024.

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

Real Estate Management and Development  –

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2024	2023	2024

	(In millions)
Net sales:
Land sales	$27.0	$23.2	$51.9	$36.9
Utility and other	.3	.1	.6	.2
Total net sales	27.3	23.3	52.5	37.1
Cost of sales	15.9	12.9	30.2	21.0
Gross margin	$11.4	$10.4	$22.3	$16.1
Operating income	$10.2	$9.2	$20.8	$14.2

General – Our Real Estate Management and Development Segment consists of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is actively engaged in developing certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes. BMI was also responsible for the delivery of water to the City of Henderson and various other users through a water distribution system owned and operated by Basic Water Company (BWC), a wholly-owned subsidiary of BMI, prior to BWC’s bankruptcy filing and deconsolidation in September 2022. Additionally, BMI provided certain utility services to an industrial park located in Henderson, Nevada prior to the sale of Basic Power Company (BPC), a wholly-owned subsidiary of BMI, on December 1, 2023. Following the sale of BPC, BMI no longer provides services to the industrial park which allows us to focus on land sales and development activity for the residential/planned community.

LandWell began marketing land for sale in the residential/planned community in December 2013 and at June 30, 2024 approximately 20 saleable acres remain. In addition outside of the community, LandWell has been actively marketing and selling land zoned for commercial and light industrial use and at June 30, 2024 approximately 15 saleable acres remain. Contracts for land sales are negotiated on an individual basis, and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract or land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In most instances buyers can cancel an escrow agreement with no financial penalties until shortly before the closing date. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all of the land in the residential/planned community has been sold; however, we expect the development work to take three to four years to complete.

Net Sales and Operating Income  – Substantially all of the net sales from our Real Estate Management and Development Segment in the second quarter and first six months of 2024 and 2023 were from land sales. We recognized $23.2 million in revenues on land sales during the second quarter of 2024 compared to $27.0 million in the second quarter of 2023 and $36.9 million in the first six months of 2024 compared to $51.9 million in the same prior year period. Substantially all of the land sales revenues recognized in 2024 are related to land sold in prior years. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods, and substantially all of the land sales revenue we recognized in 2024 and 2023 was under this method of revenue recognition. Land sales revenue in the second quarter and first six months of 2024 decreased compared to the same prior year periods due to the decreased pace of development activity for previously sold parcels within the residential/planned community, primarily due to delays in receiving city permits. The pace of development activities is dictated by a number of factors such as city permit and design approval and labor and materials availability. Cost of sales related to land sales revenues was $12.8 million and $20.8 million in the second quarter and first six months of 2024, respectively, compared to $15.6 million and $29.7 million in the second quarter and first six months of 2023, respectively.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. At June 30, 2024, substantially all of the land in the residential/planned community had been sold with approximately 20 saleable acres (currently zoned as retail or commercial) remaining. The Las Vegas area continues to benefit from a strong new home market, and all land currently zoned as residential has been sold. There are also 15 saleable acres zoned for light industrial and commercial use outside of the 2,100 acre residential/planned community available for sale. Demand for retail and commercial use is more modest, and we expect it will take more time to sell these remaining acres. At June 30, 2024 we have deferred revenue of $56.8 million related to post-closing obligations on land sales closed prior to 2024. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, although we have already received substantially all the cash proceeds related to these sales. We currently expect to take three to four years to complete our post-closing obligations. Any delays or curtailments in infrastructure development related to post-closing obligation activities will delay the amount of revenue we recognize on previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the construction expected to continue for the next three to four years. We expect these land development costs in 2024 to be comparable to 2023 due to the timing of certain infrastructure projects. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue, and therefore, this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement under our Owner Participation Agreement (OPA) with the City of Henderson, and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City for approval of additional OPA note receivables. We expect to collect the maximum reimbursement amount of $209 million under the OPA over the next 7 to 10 years, including $27.3 million collected to date.

As previously disclosed, BWC delivered water to the City of Henderson and other users through a water distribution system it owned and operated. On September 10, 2022, BWC and its wholly owned subsidiary (collectively, Debtors) filed for Chapter 11 bankruptcy protection. On November 8, 2023, the Bankruptcy Court for the District of Nevada (Court) entered an order approving Debtors’ plan of reorganization, which provided for the sale of substantially all Debtors’ assets and the transfer of substantially all of their operating and other agreements to one of their industrial customers. The transaction closed on November 17, 2023 at which time Debtors discontinued their water delivery operations. The proceeds of the sale were used to repay creditors of the Debtors.  On July 10, 2024, the Court approved the closure of the Debtors’ bankruptcy case. BWC and its wholly-owned subsidiary BWC SPE I, LLC were subsequently dissolved with the remaining cash at BWC of approximately $3 million distributed to BMI.

General Corporate and Other Items – 2024 Compared to 2023

Gain on Land Sale – In the second quarter of 2023 we sold excess property not used in our operations for net proceeds of approximately $1.8 million and recognized a pre-tax gain of $1.5 million.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock. As discussed in the 2023 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a gain of $.1 million in the second quarter of 2024 compared to a loss of $1.1 million in the second quarter of 2023 and a gain of $.6 million in the first six months of 2024 compared to a loss of $2.2 million in the first six months of 2023 in our Condensed Consolidated Statements of Operations, which represents the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Income and Other – Interest income and other increased $.8 million in the second quarter and $1.6 million in the first six months of 2024 compared to the same periods of 2023 primarily due to higher average interest rates. See Note 12 to our Condensed Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses were 9% higher in the second quarter of 2024 and 4% higher in the first six months of 2024 compared to the same periods in 2023 primarily due to higher environmental remediation and related costs. Included in corporate expense are:

●	litigation fees and related costs at NL of $1.3 million in the second quarter of 2024 compared to $1.1 million in the second quarter of 2023 and $2.0 million in the first six months of 2024 compared to $2.5 million in the first six months of 2023; and

●	environmental remediation and related costs of $1.5 million in the second quarter of 2024 compared to $.5 million in the second quarter of 2023 and $1.7 million in the first six months of 2024 compared to $.5 million in the first six months of 2023.

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

Interest Expense – Interest expense increased $4.7 million and $9.0 million in the second quarter and first six months of 2024 compared to the respective periods in 2023 as a result of the Kronos February 2024 exchange of €325 million of its 3.75% Senior Secured Notes due 2025 for newly issued €276.174 million of 9.50% Senior Secured Notes due March 2029 plus additional cash consideration, and the new $53.7 million subordinated, unsecured term loan from Contran due September 2029 at an interest rate of 11.5%, which Kronos entered into in February 2024 in connection with the exchange. Interest expense for the first six months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs as a result of the exchange. See Note 7 to our Condensed Consolidated Financial Statements.

We expect interest expense will be higher in 2024 as compared to 2023 primarily due to the higher debt balances as a result of the third quarter acquisition of LPC and higher interest rates on Kronos’ new debt issued in February and July of 2024.

Income Tax Expense (Benefit)  – We recognized income tax expense of $7.9 million in the second quarter of 2024 compared to an income tax benefit of $6.8 million in the second quarter of 2023 and income tax expense of $12.3 million in the first six months of 2024 compared to an income tax benefit of $12.0 million in the first six months of 2023. The increase in the second quarter and the first six months of 2024 is primarily due to higher earnings in 2024 and the jurisdictional mix of such earnings. During interim periods, our effective tax rate may not necessarily correspond to the current period income (loss) before taxes due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections of pre-tax income (loss).

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2023, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $47.4 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $153.6 million. During the first six months of 2024, we recognized a non-cash deferred income tax benefit with respect to our direct investment in Kronos of $.6 million for the decrease in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, this decrease related to our equity in Kronos’ net income during the period. We recognized a similar deferred income tax benefit of $3.3 million in the first six months of 2023. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

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

Cash used in operating activities was $15.3 million in the first six months of 2024 compared to cash used in operating activities of $95.1 million in the first six months of 2023. This $79.8 million decrease in cash used in operating activities in the first six months of 2024 includes:

●	consolidated operating income of $86.3 million in the first six months of 2024, an increase of $71.8 million compared to operating income of $14.5 million in the first six months of 2023;
●	higher amount of net cash used of $15.7 million associated with relative changes in our receivables, inventories, land held for investment, payables and accrued liabilities in 2024;
●	higher net cash paid for income taxes in 2024 of $13.0 million primarily due to higher earnings and the relative timing of payments; and
●	higher net distributions from our TiO2 manufacturing joint venture in 2024 of $18.1 million.

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

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) remained the same from December 31, 2023 to June 30, 2024 primarily due to consistency in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2023 to June 30, 2024 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first six months of 2024 compared to the fourth quarter of 2023 where its production volumes aligned more closely with sales volumes.
●	CompX’s average DSO increased from December 31, 2023 to June 30, 2024 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter.
●	CompX’s average DSI increased from December 31, 2023 to June 30, 2024 due to the fulfillment and shipping of a significant order during the fourth quarter of 2023. Total average number of days in inventory decreased from June 30, 2023 to June 30, 2024 due to planned inventory reductions.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	June 30,	December 31,	June 30,
	2022	2023	2023	2024
Kronos:
Days sales outstanding	64 days	62 days	66 days	66 days
Days sales in inventory	103 days	59 days	65 days	47 days
CompX:
Days sales outstanding	41 days	37 days	36 days	39 days
Days sales in inventory	99 days	117 days	95 days	101 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Six months ended
	June 30,
	2023	2024

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$(76.6)	$(5.1)
Valhi exclusive of subsidiaries	20.4	36.8
CompX	9.8	11.5
NL exclusive of subsidiaries	16.3	17.0
Tremont exclusive of subsidiaries	(1.3)	(.1)
BMI	2.1	2.2
LandWell	(10.6)	(7.8)
Eliminations and other	(55.2)	(69.8)
Total	$(95.1)	$(15.3)

Investing Activities –

During the six months ended June 30, 2024:

●	we spent $8.8 million in capital expenditures including $8.1 million in our Chemicals Segment and $.7 million in our Component Products Segment; and
●	we had net proceeds of $42.8 million related to marketable securities.

Financing Activities –

During the six months ended June 30, 2024:

●	we repaid $30.8 million under the Contran credit facility;
●	Kronos exchanged €325 million of its existing Kronos International, Inc. (KII) 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for its newly issued €276.174 million 9.50% Senior Secured Notes due March 2029 (the “New Notes”, and together with the Old Notes and the Additional New Notes (as defined below), the “Senior Secured Notes”) plus additional cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran; and
●	we paid aggregate quarterly dividends to Valhi stockholders of $.16 per share ($4.5 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first six months of 2024 are comprised of CompX dividends paid to shareholders other than NL, Kronos dividends paid to shareholders other than us and NL, and LandWell dividends paid to partners other than us and BMI.

Outstanding Debt Obligations

At June 30, 2024, our consolidated indebtedness was comprised of:

●	Valhi’s $62.6 million outstanding on its $150 million credit facility with Contran which is due no earlier than December 31, 2025;
●	€276.174 million aggregate outstanding on Kronos’ New Notes ($289.8 million carrying amount, net of unamortized debt issuance costs);
●	€75 million aggregate outstanding on Kronos’ Old Notes ($80.2 million carrying amount);
●	$53.7 million outstanding on Kronos’ subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”); and
●	$11.9 million on LandWell’s bank loan due in April 2036.

Kronos had no outstanding borrowings at June 30, 2024 on its global revolving credit facility (the “Global Revolver”). Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at June 30, 2024, the full $225 million was available for borrowings. Effective July 17, 2024, Kronos completed an amendment to its Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increases the maximum borrowing amount from $225 million to $300 million, extends the maturity date to July 2029 and expands the facility to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. The LPC acquisition was financed through borrowings of $132 million under Kronos’ Global Revolver with the remainder paid with cash on hand. On July 30, 2024, Kronos’ wholly-owned subsidiary, KII, issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes”). The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million, after fees and estimated expenses. The Additional New Notes will be fungible with the New Notes, will be treated as a single series with the New Notes, and will have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings under the Global Revolver. Subsequent to the issuance of the Additional Notes, in August 2024, the Contran Term Loan was amended to change the interest rate from 11.5% to 9.54%. The amended rate reflects the effective interest rate of the Additional New Notes plus an additional interest rate spread of 2% which is based upon comparable debt transactions at the time of issuance of the Additional New Notes. See Note 7 to our Condensed Consolidated Financial Statements.

Kronos’ Senior Secured Notes, the Contran Term Loan and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 in our 2023 Annual Report. We are in compliance with all of our debt covenants at June 30, 2024. We believe we will be able to continue to comply with the financial covenants contained in our debt obligations through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending June 30, 2025) and long-term obligations (defined as the five-year period ending June 30, 2029). If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2024, we had $87.4 million available for borrowing under our credit facility with Contran. Amounts available under this facility are at Contran’s discretion. Additionally, at June 30, 2024 the full $225 million is available for borrowing under Kronos’ Global Revolver. The borrowing base is calculated quarterly and the amount available for borrowing may change based on applicable quarter end balances. See Note 7 to our Condensed Consolidated Financial Statements.

At June 30, 2024, we had an aggregate of $446.4 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $100.9 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$140.3	$100.9
CompX	82.1	—
NL exclusive of its subsidiaries	127.4	—
BMI	11.7	—
Tremont exclusive of its subsidiaries	10.5	—
LandWell	74.4	—
Valhi exclusive of its subsidiaries	—	—
Total cash and cash equivalents, restricted cash and marketable securities	$446.4	$100.9

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2024 will be approximately $52 million as follows:

●	$50 million by our Chemicals Segment; and

●	$2 million by our Component Products Segment.

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

At June 30, 2024, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. During the first six months of 2023, Kronos acquired 313,814 shares of its common stock in market transactions for an aggregate purchase price of $2.8 million. At June 30, 2024, approximately 1.0 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At June 30, 2024, approximately .5 million shares were available for repurchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.19 per share in each quarter of 2023 for which we received $44.1 million. In February and May 2024 the Kronos board of directors approved a regular quarterly dividend of $.19 per share for the first and second quarters for which we received an aggregate of $22.0 million. In July 2024, Kronos announced a decrease in its regular quarterly dividend from $.19 per share to $.05 per share beginning in the third quarter of 2024. If Kronos were to pay its $.05 per share dividend in the third and fourth quarters of 2024 based on the 58.0 million shares we held of Kronos common stock at June 30, 2024, during the last half of 2024 we would receive additional aggregate regular dividends from Kronos of $5.8 million. NL paid a quarterly dividend of $.07 per share in 2023 for which we received $11.3 million. In February 2024 the NL board of directors approved a quarterly dividend of $.08 per share. If NL were to pay its $.08 per share dividend in each quarter of 2024 based on the 40.4 million shares we hold of NL common stock at June 30, 2024, during 2024 we would receive aggregate quarterly dividends from NL of $12.9 million. In August 2024, NL’s board of directors declared a special dividend of $.43 per share on its common stock. The special dividend is payable on August 29, 2024 to stockholders of record at the close of business on August 19, 2024. We will receive $17.4 million from this dividend which is not expected to be recurring. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $17.6 million in 2023 and $2.7 million in the first six months of 2024. We do not know if we will receive additional dividends from BMI and LandWell during 2024. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at June 30, 2024.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2025. We had gross borrowings of $12.0 million and gross repayments of $13.4 million during the first six months of 2024, and $9.2 million was outstanding at June 30, 2024. We could borrow $15.8 million under our current intercompany facility with CompX at June 30, 2024. CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

Recent Accounting Pronouncements

See Note 20 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes in the first six months of 2024 with respect to our critical accounting policies presented in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2023 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In addition to the matters discussed below, refer to Note 16 to our Condensed Consolidated Financial Statements and our 2023 Annual Report for descriptions of certain legal proceedings.

In May 2024, NL was served in Philip Palmeri v. NL Industries, Inc. (Supreme Court of Niagara County, New York, Case No. E183238). In this lawsuit, the  plaintiff asserts that radioactive material allegedly originating at a former NL facility in Niagara Falls, New York, caused the wrongful death of plaintiff’s spouse and diminished the value of plaintiff’s residential property located in Lewiston, New York. The complaint alleges that NL is liable under theories of strict liability, negligence, private nuisance and trespass.  NL has denied liability and will defend vigorously against all claims.

Sunset Commercial, LLC v. Stauffer Management Co.  In May 2024,  the complaint against NL was dismissed.

In June 2024, CompX was served in City of Columbia d/b/a Columbia Water v. 3M Company, Inc., et al. (Court of Common Pleas, Richland County, South Carolina, No. 2024-CP-40-03392). This is a lawsuit brought by a municipal water agency against the manufacturers of perfluoroalkyl and polyfluoroalkyl substances (known as “PFAS”), as well as dozens of companies that allegedly used PFAS-containing products in their manufacturing processes.  The water agency asserts that it must incur costs to remove PFAS from its water supply. The complaint alleges that CompX used products containing PFAS in its manufacturing facility in Mauldin, South Carolina, and that at least some PFAS attributable to CompX operations has traveled more than 90 miles to plaintiff’s water treatment facility in Columbia, South Carolina. Plaintiff does not allege that CompX has failed to comply with, or has violated, any regulation, permit or statute.  Plaintiff instead asserts claims under common law theories of negligence, nuisance and trespass. CompX intends to deny liability and will defend vigorously against all claims.

ITEM 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report.

ITEM 5. Other Information.

On August 7, 2024, Kronos Worldwide, Inc. and its indirect majority stockholder Contran Corporation amended the Unsecured Subordinated Term Promissory Note dated February 12, 2024 pursuant to which Kronos borrowed $53,705,000 from Contran Corporation (the “Contran-Funded Note”).  The amendment changes the interest rate of the Contran-Funded Note from 11.50% per annum to 9.54% per annum; all other terms remain the same. The Contran-Funded Note has the terms and conditions as disclosed in Item 1.01 of Kronos Worldwide, Inc.’s Current Report on Form 8-K filed on February 12, 2024. The foregoing summary of the amendment does not purport to be complete and is qualified in its entirety by reference to the applicable full text of the First Amendment to Unsecured Subordinated Term Promissory Note dated February 12, 2024 listed as Exhibit 10.5 to this Form 10-Q, the terms of which are incorporated herein by reference.

ITEM 6. Exhibits.

ITEM No.	Exhibit Index

10.1

Purchase and Sale Agreement dated July 16, 2024 by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd. and Venator Materials PLC – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 17, 2024.

10.2

Second Amendment to Credit Agreement dated July 17, 2024 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association as administrative agent and the lenders a party thereto – incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 17, 2024.

10.3

First Supplemental Indenture dated as of July 30, 2024, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 30, 2024.

10.4

Additional Notes Priority Joinder Agreement dated July 30, 2024, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent – incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 30, 2024.

10.5

First Amendment to Unsecured Subordinated Term Promissory Note dated February 12, 2024, executed by Kronos Worldwide, Inc. and Contran Corporation as of August 7, 2024 – incorporated by reference to Exhibit 10.6 of Kronos’ Quarterly Report on Form 10Q for the quarter ended June 30, 2024.

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

VALHI, INC.
(Registrant)

Date:	August 8, 2024	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	August 8, 2024	/s/ Patty S. Brinda
Patty S. Brinda (Vice President and Controller)