Form 10-Q
period 2024-09-30
VALHI INC /DE/
filed 2024-11-07
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on November 1, 2024:  28,294,793

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	September 30,
	2023	2024
		(unaudited)
Current assets:
Cash and cash equivalents	$407.0	$314.6
Restricted cash equivalents	22.6	44.7
Marketable securities	56.1	2.1
Accounts and other receivables, net	340.4	394.7
Inventories, net	596.1	577.4
Prepaid expenses and other	53.2	72.5
Total current assets	1,475.4	1,406.0

Other assets:
Marketable securities	4.8	5.3
Investment in TiO2 manufacturing joint venture	111.0	—
Goodwill	379.7	382.3
Deferred income taxes	67.0	68.8
Other assets	181.8	173.5
Total other assets	744.3	629.9

Property and equipment:
Land	45.1	77.2
Buildings	271.2	297.9
Equipment	1,179.4	1,382.3
Mining properties	89.2	85.3
Construction in progress	23.6	33.6
	1,608.5	1,876.3
Less accumulated depreciation and amortization	1,091.2	1,125.0
Net property and equipment	517.3	751.3
Total assets	$2,737.0	$2,787.2

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	September 30,
	2023	2024
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$.7	$84.7
Accounts payable and accrued liabilities	490.7	401.3
Income taxes	15.7	17.7
Total current liabilities	507.1	503.7

Noncurrent liabilities:
Long-term debt	545.8	526.6
Accrued pension costs	151.6	144.8
Accrued environmental remediation and related costs	93.2	92.8
Deferred income taxes	17.1	40.4
Payable to affiliate - income taxes	18.5	—
Other liabilities	127.5	112.3
Total noncurrent liabilities	953.7	916.9

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	669.5	669.9
Retained earnings	475.8	554.2
Accumulated other comprehensive loss	(145.5)	(152.3)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	950.5	1,022.5
Noncontrolling interest in subsidiaries	325.7	344.1
Total equity	1,276.2	1,366.6
Total liabilities and equity	$2,737.0	$2,787.2

Commitments and contingencies (Notes 13, 16 and 19)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(unaudited)
Revenues and other income:
Net sales	$468.9	$533.6	$1,468.7	$1,623.9
Other income, net	7.5	25.2	31.1	41.1
Total revenues and other income	476.4	558.8	1,499.8	1,665.0

Cost and other expense (income):
Cost of sales	408.3	417.3	1,288.5	1,300.0
Selling, general and administrative	69.1	74.2	206.3	217.7
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	(64.5)	—	(64.5)
Other components of net periodic pension and OPEB expense	1.3	.6	10.0	1.8
Interest	7.2	13.4	21.4	36.6
Other	—	(2.1)	—	(2.1)
Total costs and other expense (income)	485.9	438.9	1,526.2	1,489.5

Income (loss) before income taxes	(9.5)	119.9	(26.4)	175.5
Income tax expense (benefit)	(7.8)	34.3	(19.8)	46.6
Net income (loss)	(1.7)	85.6	(6.6)	128.9
Noncontrolling interest in net income of subsidiaries	4.1	28.1	8.2	43.7
Net income (loss) attributable to Valhi stockholders	$(5.8)	$57.5	$(14.8)	$85.2

Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$(.21)	$2.01	$(.52)	$2.99

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(unaudited)
Net income (loss)	$(1.7)	$85.6	$(6.6)	$128.9
Other comprehensive income (loss), net of tax:
Currency translation	(1.4)	5.8	(12.4)	(10.9)
Defined benefit pension plans	.7	.7	7.0	2.1
Other	—	—	(.4)	(.2)
Total other comprehensive income (loss), net	(.7)	6.5	(5.8)	(9.0)
Comprehensive income (loss)	(2.4)	92.1	(12.4)	119.9
Comprehensive income attributable to noncontrolling interest	4.0	29.9	6.3	41.5
Comprehensive income (loss) attributable to Valhi stockholders	$(6.4)	$62.2	$(18.7)	$78.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended September 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at June 30, 2023	$.3	$669.5	$481.3	$(147.2)	$(49.6)	$335.6	$1,289.9
Net income (loss)	—	—	(5.8)	—	—	4.1	(1.7)
Other comprehensive loss, net	—	—	—	(.6)	—	(.1)	(.7)
Dividends paid to noncontrolling interest	—	—	—	—	—	(6.3)	(6.3)
Cash dividends - $.08 per share	—	—	(2.3)	—	—	—	(2.3)

Balance at September 30, 2023	$.3	$669.5	$473.2	$(147.8)	$(49.6)	$333.3	$1,278.9

Balance at June 30, 2024	$.3	$669.9	$499.0	$(157.0)	$(49.6)	$324.4	$1,287.0
Net income	—	—	57.5	—	—	28.1	85.6
Other comprehensive income, net	—	—	—	4.7	—	1.8	6.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(10.2)	(10.2)
Cash dividends - $.08 per share	—	—	(2.3)	—	—	—	(2.3)

Balance at September 30, 2024	$.3	$669.9	$554.2	$(152.3)	$(49.6)	$344.1	$1,366.6

	Nine months ended September 30, 2023 and 2024 (unaudited)
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2022	$.3	$669.5	$494.8	$(143.9)	$(49.6)	$348.2	$1,319.3
Net income (loss)	—	—	(14.8)	—	—	8.2	(6.6)
Other comprehensive loss, net	—	—	—	(3.9)	—	(1.9)	(5.8)
Dividends paid to noncontrolling interest	—	—	—	—	—	(19.0)	(19.0)
Cash dividends - $.24 per share	—	—	(6.8)	—	—	—	(6.8)
Equity transactions with noncontrolling interest, net and other	—	—	—	—	—	(2.2)	(2.2)

Balance at September 30, 2023	$.3	$669.5	$473.2	$(147.8)	$(49.6)	$333.3	$1,278.9

Balance at December 31, 2023	$.3	$669.5	$475.8	$(145.5)	$(49.6)	$325.7	$1,276.2
Net income	—	—	85.2	—	—	43.7	128.9
Other comprehensive loss, net	—	—	—	(6.8)	—	(2.2)	(9.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	(23.1)	(23.1)
Cash dividends - $.24 per share	—	—	(6.8)	—	—	—	(6.8)
Equity transactions with noncontrolling interest, net and other	—	.4	—	—	—	—	.4

Balance at September 30, 2024	$.3	$669.9	$554.2	$(152.3)	$(49.6)	$344.1	$1,366.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine months ended
	September 30,
	2023	2024

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(6.6)	$128.9
Depreciation and amortization	40.7	51.2
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	(64.5)
Premium on issuance of senior secured notes	—	6.0
Loss on pension plan termination	6.2	—
Benefit plan expense less than cash funding	(5.7)	(6.9)
Deferred income taxes	(38.6)	20.0
Contributions to TiO2 manufacturing joint venture, net	(2.8)	(2.7)
Gain from sale of land	(1.5)	—
Other, net	4.6	(.8)
Change in assets and liabilities:
Accounts and other receivables, net	(60.9)	(67.8)
Inventories, net	103.3	96.4
Land held for development, net	.2	2.0
Accounts payable and accrued liabilities	(78.4)	(110.4)
Income taxes	1.6	1.8
Accounts with affiliates	(5.8)	(20.2)
Other, net	(17.5)	(34.8)
Net cash used in operating activities	(61.2)	(1.8)

Cash flows from investing activities:
Capital expenditures	(42.7)	(18.4)
Acquisition of remaining TiO2 manufacturing joint venture interest, net of cash acquired	—	(156.8)
Purchases of marketable securities	(63.7)	(1.0)
Proceeds from disposal of marketable securities	56.5	55.8
Proceeds from land sales	1.8	—
Other, net	—	2.8
Net cash used in investing activities	(48.1)	(117.6)

Cash flows from financing activities:
Kronos revolving credit facility:
Borrowings	—	148.6
Payments	—	(123.9)
Payments on long-term debt	(24.5)	(101.3)
Kronos term loan from Contran	—	53.7
Proceeds from issuance of senior secured notes	—	80.2
Deferred financing fees	—	(9.3)
Valhi cash dividends paid	(6.8)	(6.8)
Distributions to noncontrolling interest in subsidiaries	(19.0)	(23.1)
Subsidiary treasury stock acquired	(2.9)	—
Net cash provided by (used in) financing activities	(53.2)	18.1

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Nine months ended
	September 30,
	2023	2024

	(unaudited)

Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	$(162.5)	$(101.3)
Effect of exchange rates on cash	(2.8)	4.4
Balance at beginning of period	562.0	462.0
Balance at end of period	$396.7	$365.1

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$24.0	$37.2
Income taxes, net	24.5	41.1
Noncash investing activities:
Change in accruals for capital expenditures	.7	1.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (Contran), which owns approximately 91% of our outstanding common stock at September 30, 2024. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2024, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the SEC on March 7, 2024 (the “2023 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments, except as noted below), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2023 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2023) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2024 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2023 Consolidated Financial Statements contained in our 2023 Annual Report.

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between Kronos and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheet as of September 30, 2024, and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statement of Operations and Cash Flows beginning as of the Acquisition Date. See Note 19 to our Condensed Consolidated Financial Statements.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Revision of Previously Issued Financial Statements – Prior to June 30, 2024, we had concluded a valuation allowance for the deferred tax asset for the carryforwards related to the nondeductible portion of our interest expense was required; however, during the second quarter of 2024 we determined there were additional sources of income that should have been considered with regards to the realization of such deferred tax asset, specifically the reversals of indefinite-lived deferred tax liabilities that require an action by management which are not expected to reverse in the foreseeable future. As a result, the quarterly and annual periods beginning in 2018 through the period ended December 31, 2023, have been revised. During the second quarter of 2024, we evaluated the impact of the correction on our previously issued financial statements and determined the impact is not material to any previously issued annual or interim financial statements; however, if the aggregate amount of the adjustment was recorded in the three-month period ended June 30, 2024, when the issue was identified the impact to the results would have been material. Accordingly, we revised our previously issued financial statements. The impact of the adjustment to periods not presented herein has been reflected as an adjustment to opening retained earnings for the respective period.

As a result of the revision, our deferred income tax liabilities decreased by $14.7 million with a corresponding increase in retained earnings as of December 31, 2023. Additionally, retained earnings increased by $12.5 million, $11.6 million, $13.5 million, and $13.7 million, as of December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, respectively. In addition, our income tax benefit increased by $.2 million and $1.2 million for the three and nine-month periods ended September 30, 2023, respectively. Net loss and comprehensive loss decreased correspondingly in the same periods. Basic and diluted net loss per share were decreased by $.04 for the nine-month period ended September 30, 2023. There was no change to basic and diluted net loss per share for the three-month period ended September 30, 2023. There was also no change to cash flows used in operating, investing, or financing activities for the nine-month period ended September 30, 2023.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	September 30, 2024
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Net sales:
Chemicals	$396.9	$484.7	$1,266.4	$1,464.0
Component products	40.3	33.6	118.1	107.5
Real estate management and development	31.7	15.3	84.2	52.4
Total net sales	$468.9	$533.6	$1,468.7	$1,623.9
Cost of sales:
Chemicals	$362.8	$384.4	$1,158.0	$1,193.0
Component products	27.7	24.1	82.5	77.2
Real estate management and development	17.8	8.8	48.0	29.8
Total cost of sales	$408.3	$417.3	$1,288.5	$1,300.0
Gross margin:
Chemicals	$34.1	$100.3	$108.4	$271.0
Component products	12.6	9.5	35.6	30.3
Real estate management and development	13.9	6.5	36.2	22.6
Total gross margin	$60.6	$116.3	$180.2	$323.9
Operating income (loss):
Chemicals	$(21.8)	$42.6	$(39.5)	$105.9
Component products	6.6	3.3	18.0	12.1
Real estate management and development	17.7	21.8	38.5	36.0
Total operating income	2.5	67.7	17.0	154.0
General corporate items:
Interest income and other	4.9	5.4	14.5	16.6
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	64.5	—	64.5
Insurance recoveries	.3	1.1	.4	1.3
Gain on land sales	—	—	1.5	—
Other components of net periodic pension and OPEB expense	(1.3)	(.6)	(10.0)	(1.8)
Changes in market value of Valhi common stock held by subsidiaries	.1	3.7	(2.1)	4.3
General expenses, net	(8.8)	(8.5)	(26.3)	(26.8)
Interest expense	(7.2)	(13.4)	(21.4)	(36.6)
Income (loss) before income taxes	$(9.5)	$119.9	$(26.4)	$175.5

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Included in the determination of Chemicals operating loss is a business interruption insurance settlement gain of $.3 million and $2.5 million recognized in the third quarter and first nine months of 2023, respectively. See Note 12. Infrastructure reimbursements and land related income is included in the determination of Real Estate Management and Development operating income. See Note 12.

Note 3 – Accounts and other receivables, net:

	December 31,	September 30,
	2023	2024

	(In millions)
Trade accounts receivable:
Kronos	$273.6	$348.6
CompX	17.1	14.5
BMI/LandWell	1.2	.7
VAT and other receivables	33.4	31.3
Refundable income taxes	1.8	2.4
Receivables from affiliates:
LPC	16.9	—
Contran - trade items	.2	.9
Other	.4	—
Allowance for doubtful accounts	(4.2)	(3.7)
Total	$340.4	$394.7

Note 4 – Inventories, net:

	December 31,	September 30,
	2023	2024

	(In millions)
Raw materials:
Chemicals	$188.3	$127.4
Component products	5.7	5.7
Total raw materials	194.0	133.1
Work in process:
Chemicals	30.8	41.0
Component products	19.1	17.4
Total in-process products	49.9	58.4
Finished products:
Chemicals	250.4	255.8
Component products	5.9	4.9
Total finished products	256.3	260.7
Supplies (chemicals)	95.9	125.2
Total	$596.1	$577.4

Note 5 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	loss, net

	(In millions)
December 31, 2023:
Current assets	$56.1	$56.1	$—

Noncurrent assets	$4.8	$5.0	$(.2)

September 30, 2024:
Current assets	$2.1	$2.1	$—

Noncurrent assets	$5.3	$5.1	$.2

Our marketable securities consist of investments in marketable equity and debt securities. We classify all of our marketable securities as available-for-sale. Our marketable equity securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, with any unrealized gains or losses on the securities recognized in other income, net on our Condensed Consolidated Statements of Operations. At December 31, 2023 our current marketable securities were primarily debt securities invested in U.S. government treasuries. The fair value of our marketable debt securities is generally determined using Level 2 inputs because although these securities are traded in many cases, the market is not active and the quarter-end valuation is generally based on the last trade of the quarter, which may be several days prior to quarter end. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes.

Note 6 – Other noncurrent assets:

	December 31,	September 30,
	2023	2024

	(In millions)
Note receivables - OPA	$69.1	$74.2
Operating lease right-of-use assets	22.7	22.0
Pension asset	8.1	19.9
Land held for development	19.4	15.2
IBNR receivables	13.4	13.4
Restricted cash and cash equivalents	32.4	5.8
Other	16.7	23.0
Total	$181.8	$173.5

Note 7 – Long-term debt:

	December 31,	September 30,
	2023	2024

	(In millions)
Valhi:
Contran credit facility	$93.4	$45.1
Subsidiary debt:
Kronos:
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	—	391.7
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	440.9	83.9
Subordinated, Unsecured Term Loan from Contran	—	53.7
Revolving credit facility	—	25.0
LandWell:
Note payable to Western Alliance Business Trust	12.2	11.9
Total subsidiary debt	453.1	566.2
Total debt	546.5	611.3
Less current maturities	.7	84.7
Total long-term debt	$545.8	$526.6

Valhi – Contran credit facility – During the first nine months of 2024, we had no borrowings and repaid $48.3 million under this facility. The average interest rate on the credit facility for the nine months ended September 30, 2024 was 9.48%. At September 30, 2024, the interest rate was 9.0% and $104.9 million was available for borrowing under this facility.

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

On July 30, 2024, KII issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes” and together with the New Notes the “9.50% Senior Secured Notes due 2029”). The Additional New Notes are additional notes to the existing €276.174 million aggregate principal amount of New Notes issued on February 12, 2024. The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million after fees and estimated expenses. The Additional New Notes are fungible with the New Notes, are treated as a single series with the New Notes and have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings under the $300 million global revolving credit facility (the “Global Revolver”).

The 9.50% Senior Secured Notes due 2029:

●	bear interest at 9.50% per annum, payable semi-annually on March 15 and September 15 of each year, payments began on September 15, 2024;
●	have a maturity date of March 15, 2029. Prior to March 15, 2026, Kronos may redeem some or all of the 9.50% Senior Secured Notes due 2029 at a price equal to 100% of the principal amount thereof, plus an applicable premium as of the date of the redemption as described in the indenture governing its 9.50% Senior Secured Notes due 2029 plus accrued and unpaid interest. On or after March 15, 2026, Kronos may redeem the 9.50% Senior Secured Notes due 2029 at redemption prices ranging from 104.750% of the principal amount, declining to 100% on or after March 15, 2028, plus accrued and unpaid interest. In addition, on or before March 15, 2026, Kronos may redeem up to 40% of the 9.50% Senior Secured Notes due 2029 with the net proceeds of certain public or private equity offerings at 109.50% of the principal amount, plus accrued and unpaid interest, provided that following the redemption at least 50% of the 9.50% Senior Secured Notes due

2029 remain outstanding. If Kronos or Kronos’ subsidiaries experience certain change of control events, as outlined in the indenture governing its 9.50% Senior Secured Notes due 2029, Kronos would be required to make an offer to purchase the 9.50% Senior Secured Notes due 2029 at 101% of the principal amount thereof, plus accrued and unpaid interest. Kronos would also be required to make an offer to purchase a specified portion of the 9.50% Senior Secured Notes due 2029 at par value, plus accrued and unpaid interest, in the event that Kronos and its subsidiaries generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period as described in the indenture governing Kronos’ 9.50% Senior Secured Notes due 2029;
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

At September 30, 2024, the carrying value of the 9.50% Senior Secured Notes due 2029 (€351.174 million aggregate principal amount outstanding plus €5.4 million of unamortized premium) is stated net of unamortized debt issuance costs of $7.1 million. As a result of the note exchange, in the first quarter of 2024 Kronos recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of the deferred financing costs associated with the Old Notes. As of September 30, 2024, Kronos has capitalized $7.9 million in debt issuance costs associated with the 9.50% Senior Secured Notes due 2029.

3.75% Senior Secured Notes due 2025 – At September 30, 2024, the carrying value of Kronos’ remaining Old Notes (€75 million aggregate principal amount outstanding) is $83.9 million. In connection with the issuance of the New Notes in February 2024, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes.

Subordinated, Unsecured Term Loan from Contran – As part of the refinancing of a majority of Kronos’ Old Notes discussed above, Kronos borrowed $53.7 million (€50.0 million) from Contran through the issuance of an unsecured, subordinated term promissory note dated February 12, 2024 (the “Contran Term Loan”). The Contran Term Loan is guaranteed by Kronos’ domestic wholly-owned subsidiaries. Kronos’ obligations under the Contran Term Loan, and the obligations of the guarantors under the related guaranties, are unsecured and subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Interest on the Contran Term Loan is payable in cash. Subsequent to the issuance of the Additional New Notes, in August 2024, the Contran Term Loan was amended to change the interest rate from 11.5% to 9.54%. The amended rate reflects the effective interest rate of the Additional New Notes plus an additional interest rate spread of 2% which is based upon comparable debt transactions at the time of the issuance of the Additional New Notes. The Contran Term Loan matures on demand (but no earlier than September 2029), is not subject to any amortization payments and is prepayable at par beginning in March 2026. The restrictive covenants in the Contran Term Loan are substantially similar to those contained in the indenture governing Kronos’ Senior Secured Notes. In accordance with Kronos’ related party transaction policy, the audit committee of its board of directors, comprised of the independent directors, approved the terms and conditions of the original and amended Contran Term Loan.

Revolving credit facility – Effective July 17, 2024, Kronos completed an amendment to its Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increased the maximum borrowing amount from $225 million to $300 million, extended the maturity date to July 2029 and expanded the agreement to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. See Note 19 to our Condensed Consolidated Financial Statements. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any outstanding letters of credit issued under the Global Revolver. Borrowings by Kronos’ Canadian, Belgian and German subsidiaries are limited to U.S. $35 million, €30 million and €60 million, respectively. Any amounts outstanding under the Global Revolver bear interest, at Kronos’ option, at the applicable non-base rate (SOFR, adjusted CORRA or EURIBOR, depending on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%. U.S. Dollar or Canadian Dollar non-base rate loans, as well as Euro non-base rate and Euro base rate loans are subject to a 0.25% floor, plus the applicable margin. The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0. During the first nine months of 2024, Kronos borrowed $148.6 million and repaid $123.6 million under its Global Revolver. The average interest rate on outstanding borrowings for the year-to-date period ended September 30, 2024 was 7.89%, and at September 30, 2024, the interest rate on the outstanding borrowings was 6.96%. At September 30, 2024, approximately $268 million was available for borrowing.

Other – We are in compliance with all of our debt covenants at September 30, 2024.

Note 8 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2023	2024

	(In millions)
Accounts payable:
Kronos	$218.7	$155.2
CompX	3.1	3.3
BMI/LandWell	6.7	5.1
Total	228.5	163.6
Payables to affiliates:
LPC	19.9	—
Contran - income taxes	10.2	12.5
Deferred income	88.8	50.8
Employee benefits	36.2	43.8
Accrued sales discounts and rebates	22.5	23.6
Accrued development costs	15.1	19.1
Accrued litigation settlement	11.8	16.4
Environmental remediation and related costs	3.7	4.1
Operating lease liabilities	3.9	3.7
Interest	5.1	2.2
Other	45.0	61.5
Total	$490.7	$401.3

The accrued litigation settlement is discussed in Note 16.

Note 9 – Other noncurrent liabilities:

	December 31,	September 30,
	2023	2024

	(In millions)
Accrued development costs	$42.3	$35.7
Operating lease liabilities	18.6	18.1
Insurance claims and expenses	14.9	15.0
Asset retirement obligations	7.2	14.5
Deferred income	15.5	12.3
Other postretirement benefits	7.4	7.2
Employee benefits	4.9	4.7
Earn-out liability	—	4.2
Accrued litigation settlement	16.1	—
Other	.6	.6
Total	$127.5	$112.3

The accrued litigation settlement is discussed in Note 16. See Notes 17 and 19 for additional details related to the acquisition earn-out liability.

Note 10 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Net sales - point of origin:
United States	$250.6	$290.0	$739.8	$810.6
Germany	182.3	217.4	561.9	645.8
Canada	93.0	90.9	267.8	277.8
Norway	40.7	66.3	187.9	215.0
Belgium	49.3	64.6	163.6	195.2
Eliminations	(219.0)	(244.5)	(654.6)	(680.4)
Total	$396.9	$484.7	$1,266.4	$1,464.0

Net sales - point of destination:
Europe	$179.9	$228.1	$580.0	$665.6
North America	165.1	179.8	466.7	528.3
Other	51.9	76.8	219.7	270.1
Total	$396.9	$484.7	$1,266.4	$1,464.0

The following table disaggregates the net sales of our Component Products Segment by major product line.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Net sales:
Security products	$31.4	$26.6	$84.4	$84.7
Marine components	8.9	7.0	33.7	22.8
Total	$40.3	$33.6	$118.1	$107.5

Substantially all of the Real Estate Management and Development Segment’s sales are related to land sales in the third quarter and the first nine months of 2023 and 2024.

Note 11 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Service cost	$1.6	$1.6	$4.7	$4.9
Interest cost	5.5	5.3	16.6	15.9
Expected return on plan assets	(5.1)	(5.5)	(15.5)	(16.7)
Recognized net actuarial losses	1.0	1.0	2.9	2.9
Settlements	—	—	6.2	—
Total	$3.0	$2.4	$14.9	$7.0

In the second quarter of 2023, we completed a termination and buy-out of our United Kingdom pension plan resulting in a $6.2 million settlement loss. We expect to contribute the equivalent of approximately $18 million to all of our defined benefit pension plans during 2024.

Note 12 – Other income, net:

	Nine months ended
	September 30,
	2023	2024

	(In millions)
Interest income and other:
Interest and dividends	$14.4	$16.3
Securities transactions, net	.1	.3
Total	14.5	16.6
Infrastructure reimbursement	5.1	14.6
Currency transactions, net	4.6	4.9
Insurance recoveries	2.9	1.3
Gain on land sales	1.5	—
Other, net	2.5	3.7
Total	$31.1	$41.1

Infrastructure reimbursement  – As disclosed in Note 7 to our 2023 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. LandWell received $4.8 million and $14.2 million during the third quarters of 2023 and 2024; respectively, which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

LandWell has agreements with certain utility providers servicing the Cadence master planned community under which certain costs incurred for the development of power infrastructure may be reimbursed to LandWell. LandWell received $.3 million and $.4 million in reimbursement during the first nine months of 2023 and 2024, respectively, for past costs incurred.

Insurance recoveries – Kronos recognized an aggregate gain of $2.5 million related to its Hurricane Laura business interruption claim in the first nine months of 2023.

NL received $.4 million and $1.3 million in insurance recoveries during the first nine months of 2023 and 2024, respectively.

Land sales – In the second quarter of 2023, we sold excess property not used in our operations for net proceeds of approximately $1.8 million and recognized a pre-tax gain of $1.5 million.

Note 13 – Income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 21%	$(2.0)	$25.2	$(5.5)	$36.9
Non-U.S. tax rates	(1.9)	.5	(4.3)	.4
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies	(4.4)	4.5	(9.5)	.2
Global intangible low-tax income, net	—	1.5	.1	2.9
Valuation allowance, net	—	1.3	—	3.8
Adjustment to the reserve for uncertain tax positions, net	.1	.2	(.6)	.4
Adjustment of prior year taxes, net	(.1)	—	(.5)	—
Nondeductible expenses	.2	.5	.7	1.1
U.S. state income taxes and other, net	.3	.6	(.2)	.9
Income tax expense (benefit)	$(7.8)	$34.3	$(19.8)	$46.6

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$(7.8)	$34.3	$(19.8)	$46.6
Other comprehensive income (loss):
Currency translation	(.2)	.7	(1.6)	(1.4)
Pension plans	.3	.2	1.4	.8
Other	(.1)	.2	(.4)	—
Total	$(7.8)	$35.4	$(20.4)	$46.0

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

Note 14 – Noncontrolling interest in subsidiaries:

	December 31,	September 30,
	2023	2024

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$209.0	$216.2
NL Industries	76.9	79.7
CompX International	22.0	18.9
BMI	11.0	16.7
LandWell	6.8	12.6
Total	$325.7	$344.1

	Nine months ended September 30,
	2023	2024

	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$(8.5)	$18.7
NL Industries	(1.7)	8.6
CompX International	2.0	1.4
BMI	6.3	5.8
LandWell	10.1	9.2
Total	$8.2	$43.7

Note 15 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of period	$1.5	$1.7	$1.6	$1.7
Other comprehensive income:
Unrealized gain arising during the period	.1	.1	—	.1
Balance at end of period	$1.6	$1.8	$1.6	$1.8

Currency translation:
Balance at beginning of period	$(99.6)	$(101.2)	$(91.5)	$(88.8)
Other comprehensive income (loss) arising during the period	(1.1)	4.1	(9.2)	(8.3)
Balance at end of period	$(100.7)	$(97.1)	$(100.7)	$(97.1)

Defined benefit pension plans:
Balance at beginning of period	$(49.8)	$(57.8)	$(55.0)	$(58.8)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	.5	.6	1.7	1.6
Plan settlement	—	—	4.0	—
Balance at end of period	$(49.3)	$(57.2)	$(49.3)	$(57.2)

OPEB plans:
Balance at beginning of period	$.7	$.3	$1.0	$.4
Other comprehensive income:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	(.1)	(.4)	(.2)
Balance at end of period	$.6	$.2	$.6	$.2

Total accumulated other comprehensive loss:
Balance at beginning of period	$(147.2)	$(157.0)	$(143.9)	$(145.5)
Other comprehensive income (loss)	(.6)	4.7	(3.9)	(6.8)
Balance at end of period	$(147.8)	$(152.3)	$(147.8)	$(152.3)

Other – During the first nine months of 2023, Kronos acquired 313,814 shares of its common stock in market transactions for an aggregate purchase price of $2.8 million. At September 30, 2024, approximately 1.0 million shares were available for repurchase under Kronos’ stock repurchase program.

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, NL has one installment payment of $16.7 million remaining which is due in September 2025. NL’s remaining installment will be made with funds already on deposit at the court, which are included in current restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with amounts on deposit in excess of the final payment returned to NL. See Note 18 to our 2023 Annual Report.

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

The table below presents a summary of the activity in our accrued environmental costs during the first nine months of 2024.

Amount
(In millions)

Balance at the beginning of the period	$96.9
Additions charged to expense, net	2.2
Payments, net	(2.2)
Balance at the end of the period	$96.9
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$4.1
Noncurrent liabilities	92.8
Total	$96.9

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At September 30, 2024, NL had accrued approximately $92 million related to approximately 33 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $118 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2024, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at September 30, 2024 for other environmental cleanup matters which represents our best estimate of the liability.

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

See Note 19 for information on how we determine fair value of our acquisition earn-out liability. The fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820. There has been no activity subsequent to the Acquisition Date impacting the fair value of the acquisition earn-out liability. The fair value of the acquisition earn-out liability is included in “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheet. See Note 9.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2023		September 30, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$462.0	$462.0	$365.1	$365.1
Long-term debt:
Kronos fixed rate 9.50% Senior Secured Notes due 2029	—	—	391.7	427.9
Kronos fixed rate 3.75% Senior Secured Notes due 2025	440.9	424.5	83.9	83.3
Kronos revolving credit facility	—	—	25.0	25.0
LandWell bank note payable	12.2	12.2	11.9	11.9

At September 30, 2024, the estimated market price of Kronos’ 9.50% Senior Secured Notes due 2029 was €1,089 per €1,000 principal amount, and the estimated market price of Kronos’ 3.75% Senior Secured Notes due 2025 was €993 per €1,000 principal amount. The fair values of Kronos’ Senior Secured Notes were based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Secured Notes trade were not active. Due to the variable interest rate, the carrying amount of Kronos’ revolving credit facility is deemed to approximate fair value. The fair value of other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying value. See Note 7. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 8.

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

In the third quarter of 2024, Kronos closed its sulfate process line at its plant in Varennes, Canada. As a result of the sulfate process line closure, Kronos recognized charges to cost of sales in the first nine months of 2024 of approximately $2 million related to workforce reductions for employees impacted and approximately $14 million in non-cash charges primarily related to accelerated depreciation.

A summary of the activity in Kronos’ accrued restructuring costs for the first nine months of 2024 is shown in the table below:

Amount
(In millions)
Accrued workforce reduction costs at December 31, 2023	$5.0
Workforce reduction costs accrued	2.0
Workforce reduction costs paid	(4.9)
Currency translation adjustments, net	(.1)
Accrued workforce reduction costs at September 30, 2024	$2.0
Amounts recognized in the balance sheet:
Current liability	$2.0
Noncurrent liability	—
Total	$2.0

Note 19 – Acquisition of Remaining Joint Venture Interest in LPC:

As discussed in Note 1, Kronos acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment of $11.0 million. An additional earn-out payment of up to $15 million may be required if Kronos’ aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 exceed certain thresholds as described below. Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a joint venture between Kronos and Venator. Kronos accounted for the acquisition of LPC’s interest as a business combination and, as a result of obtaining full control, LPC became a wholly-owned subsidiary of Kronos. Obtaining control of LPC and its estimated additional 78,000 metric tons annually of TiO2 production volume allows Kronos to better serve the North American TiO2 marketplace. The acquisition was financed through a borrowing of $132.1 million under Kronos’ Global Revolver and the remainder paid with cash on hand.

For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheet as of September 30, 2024, and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statement of Operations and Cash flows beginning as of the Acquisition Date. Kronos incurred $2.2 million of transaction costs in connection with the acquisition. These costs were primarily associated with legal and professional services and were expensed in accordance with ASC 805 and are included in “Selling, general and administrative expense” in our Condensed Consolidated Statement of Operations.

The potential earn-out payment of up to $15 million is based on aggregate Kronos consolidated EBITDA tiers for 2025 and 2026 of $650 million and $730 million, with $5 million of the earn-out payable if Kronos achieves $650 million in aggregate consolidated EBITDA, and a maximum of $15 million payable if aggregate EBITDA is $730 million or greater for the period. If Kronos achieves aggregated consolidated EBITDA between $650 million and $730 million, the payment of the additional $10 million is prorated between the two targets. The earn-out is payable at the earliest in April 2027. The estimated fair value of the earn-out at the Acquisition Date is $4.2 million and was determined using a weighted probability of potential outcomes based on estimated future EBITDA and volatility factors, among other variables and estimates. The earn-out liability is included in “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheet and is part of the line item captioned “Earn-out liability” in Note 9. The fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820. The earn-out liability will be re-measured at fair value on a recurring basis and the change to the liability, if any, would be recorded in “Cost and other expense (income)” in our Condensed Consolidated Statements of Operations. See Note 17 to our Condensed Consolidated Financial Statements.

Kronos remeasured its existing ownership interest in LPC to its estimated fair value at the Acquisition Date in accordance with ASC 805-10-25, for a business combination achieved in stages (because Kronos previously had an ownership interest in LPC). As a result of such remeasurement, we recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024, representing the difference between the $178.2 million estimated fair value of the existing ownership interest in LPC at the Acquisition Date and its aggregate $113.7 million carrying value at the Acquisition Date. Such pre-tax gain is disclosed as “Gain on remeasurement of investment in TiO2 manufacturing joint venture” and is included in “Cost and other expense (income)” in our Condensed Consolidated Statement of Operations.

The following table summarizes the aggregate fair value of the consideration transferred to gain control of LPC, the current estimate for the fair value of Kronos’ existing ownership interest in LPC and the amounts assigned to the identifiable assets acquired and liabilities assumed at the Acquisition Date. The estimated purchase price allocation is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using independent third-party appraiser valuation techniques including income, cost, and market approaches. The total consideration was allocated to the assets acquired and liabilities assumed, with the excess of the consideration over the estimated fair value of the net assets acquired recorded as goodwill.

Subject to final determination, which is expected to occur within 12 months of Acquisition Date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows:

Amount
(In millions)
Consideration:
Cash consideration	$185.0
Working capital adjustment	(11.0)
Earn-out liability	4.2
Total fair value of consideration	178.2

Fair value of investment in TiO2 manufacturing joint venture	178.2
Total	$356.4

Allocation of purchase price to identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$21.3
Restricted cash	1.3
Accounts and other receivables, net	.2
Inventories, net	82.0
Prepaid expenses and other	.6
Other assets	10.7
Property and equipment	268.5
Accounts payable and accrued liabilities	(21.7)
Other noncurrent liabilities	(6.4)
Deferred tax liability	(2.7)
Total net identifiable assets acquired	353.8
Goodwill	2.6
Total	$356.4

Property and equipment will be depreciated over useful lives of 5 years to 20 years. Goodwill is related to the benefits expected as a result of the acquisition, and of the $2.6 million recorded as goodwill, $.1 million is expected to be deductible for tax purposes.

As noted above, prior to the Acquisition Date Kronos and Venator operated LPC as a manufacturing joint venture on a break-even basis. Under the terms of the operating agreement, Kronos’ purchase price of TiO2 produced by LPC equaled LPC’s production costs. Therefore, the pro forma impact of combining LPC’s results of operations assuming the LPC transaction had occurred as of January 1, 2023 would result in no net increase to earnings. The additional interest expense and depreciation expense that would have occurred during the comparable period is not material. The pro forma impact is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition occurred as of January 1, 2023. The incremental finished goods offtake produced resulting from Kronos’ additional 50% interest acquired in LPC has not materially impacted revenue and earnings from Acquisition Date through the end of the third quarter.

Note 20 – Recent accounting pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all annual segment disclosures currently required annually in interim periods. Public companies will also be required to disclose the title and position of the chief operating decision maker (“CODM”) and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation of resources. The ASU is effective for us beginning with our 2024 Annual Report, and for interim reporting, in the first quarter of 2025, with retrospective application required. We are in the process of evaluating the additional disclosure requirements.

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

Operations Overview

As a result of the revision to previously reported income tax benefit, our income tax benefit increased by $.2 million and $1.2 million for the three and nine-month periods ended September 30, 2023, respectively. See Note 1 to our Condensed Consolidated Financial Statements.

Quarter Ended September 30, 2024 Compared to the Quarter Ended September 30, 2023 –

We reported net income attributable to Valhi stockholders of $57.5 million or $2.01 per diluted share in the third quarter of 2024 compared to a net loss attributable to Valhi stockholders of $5.8 million or $.21 per diluted share in the third quarter of 2023. As discussed more fully below, our net income attributable to Valhi stockholders increased from 2023 to 2024 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment of $42.6 million in 2024 compared to an operating loss of $21.8 million in 2023;
●	a non-cash gain of $64.5 million resulting from the remeasurement of the Chemicals Segment’s investment in the TiO2 manufacturing joint venture;
●	income from tax increment infrastructure reimbursement of $14.2 million in 2024 compared to $4.8 million in 2023; and
●	higher interest expense in 2024 as a result of refinancing of the Chemicals Segment’s Senior Secured Notes in the first quarter and debt incurred to finance the LPC acquisition in the third quarter.

Our diluted net income per share in the third quarter of 2024 includes:

●	income of $1.18 per share due to the recognition of a non-cash gain resulting from the remeasurement of the Chemicals Segment’s investment in the TiO2 manufacturing joint venture;
●	income of $.26 per share related to tax increment infrastructure reimbursement; and
●	income of $.03 per share related to insurance recoveries.

Our diluted net loss per share in the third quarter of 2023 includes income of $.09 per share related to tax increment infrastructure reimbursement.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023 –

We reported net income attributable to Valhi stockholders of $85.2 million or $2.99 per diluted share in the first nine months of 2024 compared to a net loss attributable to Valhi stockholders of $14.8 million or $.52 per diluted share in the first nine months of 2023. As discussed more fully below, our net income attributable to Valhi stockholders increased from 2023 to 2024 primarily due to the net effects of:

●	higher operating income from our Chemicals Segments of $105.9 million in 2024 compared to an operating loss of $39.5 million in 2023;
●	a non-cash gain of $64.5 million resulting from the remeasurement of the Chemicals Segment’s investment in the TiO2 manufacturing joint venture;
●	income from tax increment infrastructure reimbursement of $14.2 million in 2024 compared to $4.8 million in 2023;
●	a non-cash loss on the termination of our U.K. pension plan of $6.2 million in 2023; and

●	higher interest expense in 2024 as a result of refinancing of the Chemicals Segment’s Senior Secured Notes in the first quarter and debt incurred to finance the LPC acquisition in the third quarter.

Our diluted net income per share in the first nine months of 2024 includes:

●	income of $1.18 per share due to the recognition of a non-cash gain resulting from the remeasurement of the Chemicals Segment’s investment in the TiO2 manufacturing joint venture;
●	income of $.26 per share related to tax increment infrastructure reimbursement;
●	an aggregate charge of $.03 per share related to a write-off of deferred financing costs at our Chemicals Segment; and
●	income of $.03 per share related to insurance recoveries.

Our diluted net loss per share in 2023 includes:

●	a loss of $.13 per share due to the termination of our U.K. pension plan;
●	income of $.09 per share related to tax increment infrastructure reimbursement;
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment; and
●	a gain of $.04 per share related to the sale of land not used in our operations.

Current Forecast for 2024 –

We currently expect consolidated operating income for 2024 to be higher as compared to 2023 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2024 primarily due to the positive impacts of improved demand and lower manufacturing costs;
●	higher operating income from our Real Estate Management and Development Segment in 2024 due to higher expected infrastructure reimbursements;
●	higher interest expense from refinancing of our Chemicals Segment’s Senior Secured Notes in the first quarter and debt incurred to finance the LPC acquisition in the third quarter; and
●	lower operating income from our Component Products Segment in 2024 as security products and marine components sales are expected to be lower in 2024.

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

As previously reported, effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, LPC was operated as a manufacturing joint venture between Kronos and Venator, and through a wholly-owned subsidiary, Kronos held a 50% joint venture interest in LPC. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. Kronos acquired the 50% joint venture interest that it did not already own for consideration of $185 million less a working capital adjustment of $11.0 million. An additional earn-out payment of up to $15 million based on Kronos’ aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 may be required. The acquisition was financed through borrowings of $132.1 million under Kronos’ global revolving credit facility (the “Global Revolver”) and the remainder paid with cash on hand. Kronos accounted for the acquisition of LPC’s interest as a business combination. For financial reporting purposes, the assets acquired and liabilities assumed of LPC are included in our Condensed Consolidated Balance Sheet as of September 30, 2024, and the results of operations and cash flows of LPC are included in our Condensed Consolidated Statement of Operations and Cash Flows beginning as of the Acquisition Date. See Note 19 to our Condensed Consolidated Financial Statements.

	Three months ended September 30,			Nine months ended September 30,
	2023	2024	% Change	2023	2024	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales	$396.9	$484.7	22%	$1,266.4	$1,464.0	16%
Cost of sales	362.8	384.4	6	1,158.0	1,193.0	3
Gross margin	$34.1	$100.3	194	$108.4	$271.0	150
Operating income (loss)	$(21.8)	$42.6	295	$(39.5)	$105.9	368

Percent of net sales:
Cost of sales	91%	79%		91%	81%
Gross margin	9	21		9	19
Operating income (loss)	(5)	9		(3)	7

TiO2 operating statistics:
Sales volumes*	107	130	21%	313	394	26%
Production volumes*	102	141	37%	296	399	35%
Percent change in TiO2 net sales:
TiO2 sales volumes			21%			26%
TiO2 product pricing			(1)			(7)
TiO2 product mix/other			2			(3)
Changes in currency exchange rates			—			—
Total			22%			16%

*            Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment and the TiO2 industry experienced an extended period of significantly reduced demand across all major markets which was reflected in its sales volumes throughout 2023. While demand has improved in 2024 resulting in increased sales volumes across all major markets compared to the prior year, overall demand remains below average historical levels and during the third quarter of 2024, demand moderated as compared to the first half of the year. Our Chemicals Segment started 2024 with average TiO2 selling prices 13% lower than at the beginning of 2023 and its average TiO2 selling prices increased 4% during the first nine months of 2024. Our Chemicals Segment’s average TiO2 selling prices in the first nine months of 2024 were 7% lower than average prices during the first nine months of 2023.

Our Chemicals Segment operated its production facilities at 71% of practical capacity utilization in the first nine months of 2023 in response to decreased demand and higher production costs. As a result of increased demand experienced in the fourth quarter of 2023 and first nine months of 2024, along with more favorable production costs, our Chemicals Segment began increasing its production rates during the first quarter of 2024 and it operated at near practical capacity in the second and third quarters of 2024 resulting in 93% of practical capacity utilization in the first nine months of 2024.

The following table shows our Chemicals Segment’s capacity utilization rates during 2023 and 2024.

1
	Production Capacity Utilization Rates
	2023	2024
First quarter	76%	87%
Second quarter	64%	99%
Third quarter	73%	92%

Excluding the effect of changes in currency exchange rates, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first nine months of 2024 was significantly lower as compared to the comparable period in 2023 primarily due to significant decreases in per metric ton production costs (primarily feedstock and energy).

In response to the extended period of reduced demand in 2023, discussed above, our Chemicals Segment took measures to reduce its operating costs and improve its long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted its European operations. A substantial portion of our Chemicals Segment’s workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. Our Chemicals Segment recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of the year. Our Chemicals Segment has paid approximately $4 million through the end of the third quarter. The majority of the remaining related cash payments will be paid by the end of 2024.

In the third quarter of 2024, our Chemicals Segment closed its sulfate process line at its plant in Varennes, Canada. As a result of the sulfate process line closure, our Chemicals Segment recognized charges to cost of sales in the first nine months of 2024 of approximately $2 million related to workforce reductions for employees impacted of which approximately $.6 million was paid through the end of the third quarter. Our Chemicals Segment also recognized a total of approximately $14 million in non-cash charges primarily related to accelerated depreciation in the second and third quarters of 2024.

Net Sales – Our Chemicals Segment’s net sales in the third quarter of 2024 increased 22%, or $87.8 million, compared to the third quarter of 2023 primarily due to the effects of a 21% increase in sales volumes (which increased net sales by approximately $83 million) partially offset by a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $4 million). The effects of changes in currency exchange rates in the third quarter of 2024 were comparable to the third quarter of 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 21% in the third quarter of 2024 as compared to the third quarter of 2023 due to higher overall demand across all major markets. Incremental sales volumes generated from the LPC acquisition did not materially impact quarter to quarter comparisons.

Our Chemicals Segment’s net sales in the first nine months of 2024 increased 16%, or $197.6 million, compared to the first nine months of 2023 primarily due to the effects of a 26% increase in sales volumes due to improved overall demand across all major markets (which increased net sales by approximately $329 million) partially offset by a 7% decrease in average TiO2 selling prices (which decreased net sales by approximately $89 million). Changes in product mix negatively contributed to net sales, primarily due to changes in product sales mix in export markets in the first nine months of 2024 as compared to the same period in 2023. Additionally, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemicals Segment’s net sales by approximately $5 million in the first nine months of 2024 as compared to the first nine months of 2023. Incremental sales volumes resulting from the LPC acquisition did not significantly impact period to period comparisons in the respective nine-month periods.

Cost of Sales and Gross Margin – Our Chemicals Segment’s cost of sales increased by $21.6 million, or 6%, in the third quarter of 2024 compared to the third quarter of 2023 due to the net effects of a 21% increase in sales volumes, higher production rates and lower production costs of approximately $24 million (primarily energy and raw materials). Cost of sales in the third quarter of 2024 also includes approximately $4 million in non-cash charges related to accelerated depreciation in connection with the closure of our Chemicals Segment’s sulfate process line in Canada. Our Chemicals Segment’s cost of sales in the third quarter of 2023 includes $20 million of unabsorbed fixed production and other manufacturing costs associated with production curtailments at its facilities during the third quarter of 2023 as our Chemicals Segment adjusted its TiO2 production volumes to align inventory levels with lower demand. Our Chemicals Segment’s third quarter production volumes include approximately 13,000 metric tons of incremental production resulting from the LPC acquisition.

Our Chemicals Segment’s cost of sales as a percentage of net sales improved to 79% in the third quarter of 2024 compared to 91% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 21% in the third quarter of 2024 compared to 9% in the third quarter of 2023. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to higher sales and production volumes and lower production costs, which were partially offset by lower average TiO2 selling prices.

Our Chemicals Segment’s cost of sales increased $35.0 million, or 3%, in the first nine months of 2024 compared to the first nine months of 2023 due to the net effects of a 26% increase in sales volumes, higher production rates resulting in reduced unabsorbed fixed production costs, and lower production costs of approximately $108 million (primarily raw materials and energy). Our Chemicals Segment’s unabsorbed fixed production costs in the first nine months of 2024 were $12 million (incurred in the first quarter) compared to $74 million in the first nine months of 2023 related to curtailments in 2023 and continuing into the first quarter of 2024, as discussed above. Our Chemicals Segment’s cost of sales in the first nine months of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of its sulfate process line in Canada. Sales and production volumes resulting from the LPC acquisition did not materially impact comparisons to the prior year.

Our Chemicals Segment’s cost of sales as a percentage of net sales decreased to 81% in the first nine months of 2024 compared to 91% in the same period of 2023 primarily due to the favorable effects of lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 19% in the first nine months of 2024 compared to 9% in the first nine months of 2023.  As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to higher sales and production volumes as well as lower production costs, partially offset by lower average TiO2 selling prices.

Operating Income (Loss) – Our Chemicals Segment had operating income of $42.6 million in the third quarter of 2024 compared to an operating loss of $21.8 million in the third quarter of 2023 as a result of the factors impacting gross margin discussed above. We estimate changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $13 million in the third quarter of 2024 as compared to the same period in 2023, as discussed in the effects of currency exchange rates section below.

Our Chemicals Segment had operating income of $105.9 in the first nine months of 2024 compared to an operating loss of $39.5 million in the first nine months of 2023 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $2.5 million in the first nine months of 2023 related to cash received from the settlement of a business interruption insurance claim. See Note 12 to our Condensed Consolidated Financial Statements. We estimate that changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $10 million in the first nine months of 2024 as compared to the same period in 2023, as further discussed below.

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $2.0 million and $1.0 million in the first nine months of 2024 and 2023, respectively, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates
Three months ended September 30, 2024 vs September 30, 2023
				Translation
				gains/(losses) -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(1)	$(1)
Operating income (loss)	(4)	3	7	6	13

The $1 million decrease in our Chemicals Segment’s net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into fewer U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2024 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $13 million increase in our Chemicals Segment’s operating income was comprised of the following:

●	Lower net currency transaction losses of approximately $7 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $6 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2024 as compared to 2023.

Impact of changes in currency exchange rates
Nine months ended September 30, 2024 vs September 30, 2023
				Translation
				gains -	Total currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$5	$5
Operating income (loss)	4	5	1	9	10

The $5 million increase in our Chemicals Segment’s net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2024 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $10 million increase in our Chemicals Segment’s operating income was comprised of the following:

●	Higher net currency transaction gains of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $9 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro was nominal in 2024 as compared to 2023.

Outlook – Overall our Chemicals Segment’s customer demand has improved in 2024 compared to the historical low demand it experienced during 2023, although overall demand levels remain below historical averages and, during the third quarter of 2024, customer demand moderated as compared to the first half of the year across all major markets. Our Chemicals Segment expects demand to further soften in the fourth quarter; however, based on the improved demand experienced through the first nine months, along with the severe demand contraction it experienced during most of 2023, our Chemicals Segment continues to expect sales volumes in 2024 will exceed 2023 sales volumes. Our Chemicals Segment is operating its facilities at production rates in line with the current and expected near-term demand and believes its production rates for the remainder of 2024 will continue to be higher than comparable periods in 2023. Our Chemicals Segment has had limited success implementing TiO2 selling price increases, which need to continue to be realized to achieve margins more in-line with historical levels.

Throughout 2023, our Chemicals Segment implemented cost reduction initiatives designed to improve its long-term cost structure, including targeted workforce reductions. In the third quarter of 2024, to further improve gross margin through the optimization of production of its purified grades, our Chemicals Segment closed its sulfate process line at its facility in Canada. Raw material, energy and other input costs have generally improved compared to 2023. While the full positive impact of input cost improvements and cost reduction efforts are not yet fully reflected in our Chemicals Segment’s gross margin, during the second quarter gross margin began to improve and has continued to improve as our Chemicals Segment replaces higher cost inventory with lower cost inventory produced in 2024. Overall, due to improved demand, modest increases in selling prices and lower production costs, including lower unabsorbed fixed costs, our Chemicals Segment expects to report higher operating results for the full year of 2024 as compared to 2023.

As noted above, our Chemicals Segment acquired full control of LPC in July 2024. Our Chemicals Segment believes this acquisition is a unique opportunity to immediately add value to its customers and better serve the North American marketplace by allowing our Chemicals Segment to expand its product offerings and increase sales to new and existing customers while recognizing significant synergies, including commercial, overhead and supply chain optimization. Our Chemicals Segment is in the process of fully integrating the additional LPC production capacity and it expects the acquisition will have a positive impact on its earnings, although the potential positive impact in 2024 will be limited by competitive pressures, demand moderation in North America and by the additional debt service costs associated with the increase in borrowings to complete the transaction. With the increased borrowing availability under our Chemicals Segment’s revolving credit facility, as well as cash on hand, it is well positioned to finance the required working capital build needed to fully integrate the acquired LPC production capacity, which it expects to be complete by the end of the year. Beginning in the third quarter, our Chemicals Segment reduced its quarterly dividend rate from $.19 per share to $.05 per share to provide the flexibility to absorb increased debt service costs, working capital needs and capital improvements from the LPC acquisition.

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

Our Component Products Segment’s operating income in the third quarter of 2024 was $3.3 million compared to $6.6 million in the third quarter of 2023. The decrease in operating income in the third quarter of 2024 compared to 2023 is due to lower sales and gross margin at both security products and marine components reporting units. Operating income for the first nine months of 2024 was $12.1 million compared to $18.0 million in the first nine months of 2023. The decrease in operating income in the first nine months of 2024 compared to 2023 is primarily due to lower marine components sales and gross margin.

	Three months ended September 30,			Nine months ended September 30,
	2023	2024	% Change	2023	2024	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales:
Security products	$31.4	$26.6	(15)%	$84.4	$84.7	—%
Marine components	8.9	7.0	(21)	33.7	22.8	(32)
Total net sales	40.3	33.6	(17)	118.1	107.5	(9)
Cost of sales	27.7	24.1	(13)	82.5	77.2	(6)
Gross margin	$12.6	$9.5	(25)	$35.6	$30.3	(15)
Operating income	$6.6	$3.3	(49)	$18.0	$12.1	(32)

Percent of net sales:
Cost of sales	69%	72%		70%	72%
Gross margin	31	28		30	28
Operating income	16	10		15	11

Net Sales – Our Component Products Segment’s net sales decreased $6.7 million in the third quarter of 2024 compared to the same period in 2023 primarily due to lower security products sales to a government security customer related to a pilot project that began shipping in the third quarter of 2023 for which there were no related sales in the third quarter of 2024; and to a lesser extent lower marine components sales primarily to the towboat market. Net sales decreased $10.6 million for the first nine months of 2024 compared to the same period in 2023 primarily due to lower marine components sales to the towboat market. Relative to prior year, third quarter security products sales were $5.0 million lower to the government security market and $1.4 million lower to the transportation market, partially offset by $1.2 million higher sales to the healthcare market. Security products net sales in the first nine months of 2024 were comparable to the same period in 2023, as $1.5 million higher sales to the healthcare market and $.6 million higher sales to the tool storage market were offset by $1.1 million lower sales to the transportation market, $.7 million lower sales to distributors and $.4 million lower sales to the government security market. Relative to prior year, the decrease in third quarter marine components sales was primarily due to $1.3 million lower sales to the towboat market and $.5 million lower sales to the industrial market. Relative to 2023, the decrease in marine components sales for the first nine months of 2024 was primarily due to $8.7 million lower sales to the towboat market, $1.1 million lower sales to the industrial market and $.6 million lower sales to each the engine builder market and distributors.

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales increased 3% in the third quarter of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales decreased over the same period. Gross margin percentage decreased in the third quarter of 2024 compared to the same period in 2023 primarily due to lower gross margin percentages at both security products and marine components reporting units. Security products gross margin as a percentage of net sales decreased for the third quarter of 2024 compared to the same period in 2023 primarily due to lower sales, higher materials costs (primarily brass and electronics), higher labor costs and decreased coverage of fixed costs as a result of lower sales. Marine components gross margin as a percentage of net sales decreased in the third quarter of 2024 compared to the same period in 2023 primarily due to lower sales and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix as well as lower employee salaries and benefits of approximately $.5 million related to headcount reductions.

Our Component Products Segment’s cost of sales as a percentage of sales increased 2% for the first nine months of 2024 compared to the same period in 2023. As a result, gross margin as a percentage of sales declined over the same period. The decline in gross margin percentage for the nine-month comparative period is primarily due to lower gross margin percentage at the marine components reporting unit. For the first nine months of 2024, marine components gross margin as a percentage of net sales declined compared to the same period in 2023 primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024 and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix as well as lower employee salaries and benefits of approximately $1.7 million related to headcount reductions. Security products gross margin as a percentage of net sales for the first nine months of 2024 is comparable to the same period in 2023.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income for the third quarter and the first nine months of 2024 compared to the same periods of 2023 was primarily impacted by the factors affecting sales, cost of sales and gross margin discussed above.

Outlook – As previously noted, beginning in the third quarter of 2023 our Component Products Segment’s security products reporting unit had significant sales from a pilot project to a government security customer. Excluding these sales in 2023, our Component Products Segment’s sales would have increased in the first nine months of 2024 as compared to the first nine months of 2023 due to increased sales across a variety of markets, particularly increased sales of mechanical locks to the government security market. At our Component Products Segment’s marine components reporting unit, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began late in the first quarter of 2023 has continued. Our Component Products Segment is focused on aligning its resources with current demand levels, and particularly at marine components, our Component Products Segment is adjusting inventory levels, operating expenses and labor resources to align with current orders while also preserving its ability to respond quickly when demand increases. Raw material prices have been relatively stable during the first nine months of 2024; however, our Component Products Segment is beginning to experience price increases in certain raw materials. Our Component Products Segment’s supply chains are stable and transportation and logistical delays are minimal. Our Component Products Segment has adjusted its order patterns in response to its customer demand levels and the stability of its raw materials supplies.

Our Component Products Segment expects security products sales comparisons for the remainder of the year will be challenged by lower government security sales as the 2023 pilot project to a government security customer will not repeat. Our Component Products Segment expects its recurring security products sales for the remainder of the year to continue to be strong relative to the prior year. Overall, our Component Products Segment expects its security products reporting unit’s gross margin and operating income margin for 2024 will be lower than 2023 primarily due to reduced coverage of fixed, selling, general and administrative costs as a result of lower expected sales as well as a less favorable product mix and higher materials and labor costs in the current economic environment. Our Component Products Segment expects marine components net sales for the full year of 2024 will be lower as compared to 2023 due to decreased demand in the towboat market. The recreational marine industry faces strong headwinds due to higher interest rates and broader market weakness. Overall, our Component Products Segment expects its marine components reporting unit’s gross margin as a percentage of net sales for 2024 to be lower than 2023 due to lower coverage of fixed overhead as a result of lower expected sales, and operating income as a percentage of net sales to be similarly lower as a result of reduced coverage of selling, general and administrative expenses due to lower expected sales. Our Component Products Segment ended 2023 with elevated inventory balances at its marine components reporting unit as a result of increased orders of certain raw materials due to previously long lead times coupled with the rapidly changing towboat demand which created a misalignment of its raw materials with near term demand. Our Component Products Segment made significant progress in aligning its marine components inventory balances with current demand in the first nine months of 2024; however, it expects further reduction of inventory quantities will be offset by higher raw materials costs for certain projects in the industrial and other marine components markets, outside of the towboat market, which in many instances are more expensive than the stainless steel inventory used in towboat products.

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

Real Estate Management and Development  –

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2024	2023	2024

	(In millions)
Net sales:
Land sales	$31.3	$15.3	$83.2	$52.2
Utility and other	.4	—	1.0	.2
Total net sales	31.7	15.3	84.2	52.4
Cost of sales	17.8	8.8	48.0	29.8
Gross margin	$13.9	$6.5	$36.2	$22.6
Operating income	$17.7	$21.8	$38.5	$36.0

General – Our Real Estate Management and Development Segment consists of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is actively engaged in developing certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes. Additionally, BMI provided certain utility services to an industrial park located in Henderson, Nevada prior to the sale of Basic Power Company (“BPC”), a wholly-owned subsidiary of BMI, on December 1, 2023. Following the sale of BPC, BMI no longer provides services to the industrial park which allows us to focus on land sales and development activity for the residential/planned community.

LandWell began marketing land for sale in the residential/planned community in December 2013 and at September 30, 2024 approximately 20 saleable acres remain. In addition, outside of the community LandWell has been actively marketing and selling land zoned for commercial and light industrial use and at September 30, 2024 approximately 15 saleable acres remain. Contracts for land sales are negotiated on an individual basis, and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract or land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In most instances buyers can cancel an escrow agreement with no financial penalties until shortly before the closing date. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all of the land in the residential/planned community has been sold; however, we expect the development work to take three to four years to complete.

Net Sales and Operating Income  – Substantially all of the net sales from our Real Estate Management and Development Segment in the third quarter and first nine months of 2024 and 2023 were from land sales. We recognized $15.3 million in revenues on land sales during the third quarter of 2024 compared to $31.3 million in the third quarter of 2023 and $52.2 million in the first nine months of 2024 compared to $83.2 million in the same prior year period. Substantially all of the land sales revenues recognized in 2024 are related to land sold in prior years. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods, and substantially all of the land sales revenue we recognized in 2024 and 2023 was under this method of revenue recognition. Land sales revenue in the third quarter and first nine months of 2024 decreased compared to the same prior year periods due to the decreased pace of development activity for previously sold parcels within the residential/planned community, primarily due to delays in receiving city permits and delays in environmental related approvals. The pace of development activities is dictated by a number of factors such as city permit and design approval, approval from the Nevada Department of Environmental Protection, and labor and materials availability. Cost of sales related to land sales revenues was $8.8 million and $29.6 million in the third quarter and first nine months of 2024, respectively, compared to $17.7 million and $47.4 million in the third quarter and first nine months of 2023, respectively. In addition we recognized income of $4.8 million and $14.2 million in the third quarters of 2023 and 2024, respectively, for infrastructure reimbursement.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. At September 30, 2024, substantially all of the land in the residential/planned community had been sold with approximately 20 saleable acres (currently zoned as retail or commercial) remaining. The Las Vegas area continues to benefit from a strong new home market, and all land currently zoned as residential has been sold. Due to the high demand for residential land, we are currently working to rezone some of the remaining acreage as residential but we do not know if we will be successful. There are also 15 saleable acres zoned for light industrial and commercial use outside of the 2,100 acre residential/planned community available for sale. Demand for retail and commercial use is more modest, and we expect it will take more time to sell these remaining acres. At September 30, 2024 we have deferred revenue of $45.8 million related to post-closing obligations on land sales closed prior to 2024. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, although we have already received substantially all the cash proceeds related to these sales. We currently expect to take three to four years to complete our post-closing obligations. Any delays or curtailments in infrastructure development related to post-closing obligation activities will delay the amount of revenue we recognize on previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the construction expected to continue for the next three to four years. We expect these land development costs in 2024 to be comparable to 2023 due to the timing of certain infrastructure projects. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue, and therefore, this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement under our Owner Participation Agreement (“OPA”) with the City of Henderson, and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City for approval of additional OPA note receivables. We expect to collect the maximum reimbursement amount of $209 million under the OPA over the next 7 to 10 years, including $32.7 million collected to date.

General Corporate and Other Items – 2024 Compared to 2023

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock. As discussed in the 2023 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a gain of $3.7 million in the third quarter of 2024 compared to a gain of $.1 million in the third quarter of 2023 and a gain of $4.3 million in the first nine months of 2024 compared to a loss of $2.1 million in the first nine months of 2023 in our Condensed Consolidated Statements of Operations, which represents the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Gain on Remeasurement of Investment in TiO2 Manufacturing Joint Venture –  We recognized a gain on the remeasurement of Kronos’ investment in LPC of $64.5 million in the third quarter of 2024 as a result of the acquisition. See Note 19 to our Condensed Consolidated Financial Statements.

Gain on Land Sale – In the second quarter of 2023 we sold excess property not used in our operations for net proceeds of approximately $1.8 million and recognized a pre-tax gain of $1.5 million.

Interest Income and Other – Interest income and other increased $.5 million in the third quarter and $2.1 million in the first nine months of 2024 compared to the same periods of 2023 primarily due to higher average interest rates. See Note 12 to our Condensed Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses in the third quarter and first nine months of 2024 are comparable to the same periods in 2023. Included in corporate expense are:

●	litigation fees and related costs at NL of $.6 million in the third quarter of 2024 compared to $1.2 million in the third quarter of 2023 and $2.6 million in the first nine months of 2024 compared to $3.7 million in the first nine months of 2023; and
●	environmental remediation and related costs of $.5 million in each of the third quarters of 2024 and 2023 and $2.2 million in the first nine months of 2024 compared to $1.0 million in the first nine months of 2023.

Overall, we currently expect that our general corporate expenses in 2024 will be higher than in 2023 primarily due to higher expected environmental remediation and related costs.

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

Interest Expense – Interest expense increased $6.2 million and $15.2 million in the third quarter and first nine months of 2024 compared to the respective periods in 2023 as a result of the Kronos February 2024 exchange of €325 million of its 3.75% Senior Secured Notes due 2025 for newly issued €276.174 million of 9.50% Senior Secured Notes due March 2029 plus additional cash consideration, the July 30, 2024 issuance of an additional €75 million of 9.50% Senior Secured Notes due 2029, and as a result of the $53.7 million subordinated, unsecured term loan from Contran due September 2029 at an interest rate of 11.5% which Kronos entered into in February 2024 in connection with the exchange and which interest rate was amended to 9.54% in August 2024 in conjunction with the issuance of the additional €75 million of 9.50% Senior Secured Notes due 2029. As a result of the exchange, interest expense for the first nine months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. See Note 7 to our Condensed Consolidated Financial Statements.

We expect interest expense will be higher in 2024 as compared to 2023 primarily due to the higher debt balances as a result of the third quarter acquisition of LPC and higher interest rates on Kronos’ new debt issued in February and July of 2024.

Income Tax Expense (Benefit) – We recognized income tax expense of $34.3 million in the third quarter of 2024 compared to an income tax benefit of $7.8 million in the third quarter of 2023 and income tax expense of $46.6 million in the first nine months of 2024 compared to an income tax benefit of $19.8 million in the first nine months of 2023. The increase in the third quarter and the first nine months of 2024 is primarily due to higher earnings in 2024 and the jurisdictional mix of such earnings. During interim periods, our effective tax rate may not necessarily correspond to the current period income (loss) before taxes due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections of pre-tax income (loss).

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2023, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $47.4 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $153.6 million. During the first nine months of 2024, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $5.4 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, this increase related to our equity in Kronos’ net income during the period. We recognized a similar deferred income tax benefit of $5.9 million in the first nine months of 2023. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

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

Cash used in operating activities was $1.8 million in the first nine months of 2024 compared to cash used in operating activities of $61.2 million in the first nine months of 2023. This $59.4 million decrease in cash used in operating activities in the first nine months of 2024 includes:

●	consolidated operating income of $154.0 million in the first nine months of 2024, an increase of $137.0 million compared to operating income of $17.0 million in the first nine months of 2023;
●	cash premium of $6.0 million on the issuance of Kronos’ senior notes;
●	higher amount of net cash used of $55.7 million associated with relative changes in our receivables, inventories, land held for investment, payables and accrued liabilities in 2024;
●	higher net cash paid for income taxes in 2024 of $16.6 million primarily due to higher earnings and the relative timing of payments; and
●	higher cash paid for interest in 2024 of $13.2 million.

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

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2023 to September 30, 2024 primarily due to relative changes in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2023 to September 30, 2024 primarily due to lower relative cost of sales (as a result of lower production costs, as discussed above) compared to the fourth quarter of 2023.
●	CompX’s average DSO increased from December 31, 2023 to September 30, 2024 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter.
●	CompX’s average DSI increased from December 31, 2023 to September 30, 2024 due to the fulfillment and shipping of a significant order during the fourth quarter of 2023. Total average number of days in inventory decreased from September 30, 2023 to September 30, 2024 due to planned inventory reductions.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	September 30,	December 31,	September 30,
	2022	2023	2023	2024
Kronos:
Days sales outstanding	64 days	68 days	66 days	68 days
Days sales in inventory	103 days	61 days	65 days	60 days
CompX:
Days sales outstanding	41 days	45 days	36 days	39 days
Days sales in inventory	99 days	112 days	95 days	105 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Nine months ended
	September 30,
	2023	2024

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$(58.9)	$23.2
Valhi exclusive of subsidiaries	30.7	58.1
CompX	11.8	15.6
NL exclusive of subsidiaries	11.5	31.9
Tremont exclusive of subsidiaries	(.6)	.9
BMI	(.7)	3.9
LandWell	24.7	(11.8)
Eliminations and other	(79.7)	(123.6)
Total	$(61.2)	$(1.8)

Investing Activities –

During the nine months ended September 30, 2024:

●	Kronos paid $156.8 million, net of cash acquired, for the remaining TiO2 manufacturing joint venture interest in LPC; see Note 19 to our Condensed Consolidated Financial Statements;
●	we spent $18.4 million in capital expenditures including $17.2 million in our Chemicals Segment and $1.2 million in our Component Products Segment; and
●	we had net proceeds of $54.8 million related to marketable securities.

Financing Activities –

During the nine months ended September 30, 2024:

●	we repaid $48.3 million under the Contran credit facility;
●	during the first three months of 2024, Kronos exchanged €325 million of its Kronos International, Inc. (KII) 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for its newly issued €276.174 million 9.50% Senior Secured Notes due March 2029 (the “New Notes”) plus additional cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran. In the third quarter Kronos issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the Additional New Notes (as defined below) together with the Old Notes and the New Notes, the “Senior Secured Notes”); and
●	we paid aggregate quarterly dividends to Valhi stockholders of $.24 per share ($6.8 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first nine months of 2024 are comprised of CompX dividends paid to shareholders other than NL, Kronos dividends paid to shareholders other than us and NL, and LandWell dividends paid to partners other than us and BMI.

Outstanding Debt Obligations

At September 30, 2024, our consolidated indebtedness was comprised of:

●	Valhi’s $45.1 million outstanding on its $150 million credit facility with Contran which is due no earlier than December 31, 2025;

●	€351.174 million aggregate outstanding on Kronos’ 9.50% Senior Secured Notes due March 2029 plus €5.4 million of unamortized premium ($391.7 million carrying amount, net of unamortized debt issuance costs);
●	€75 million aggregate outstanding on Kronos’ 3.75% Senior Secured Notes due September 2025 ($83.9 million carrying amount);
●	$53.7 million outstanding on Kronos’ subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”);
●	$25.0 million outstanding on Kronos’ Global Revolver; and
●	$11.9 million on LandWell’s bank loan due in April 2036.

Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement, and at September 30, 2024, approximately $268 million was available for borrowings. Effective July 17, 2024, Kronos completed an amendment to its Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increased the maximum borrowing amount from $225 million to $300 million, extended the maturity date to July 2029 and expanded the facility to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. The LPC acquisition was financed through borrowings of $132.1 million under Kronos’ Global Revolver with the remainder paid with cash on hand. On July 30, 2024, Kronos’ wholly-owned subsidiary, KII, issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes”). The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million, after fees and estimated expenses. The Additional New Notes are fungible with the New Notes, are treated as a single series with the New Notes, and have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings under the Global Revolver. Subsequent to the issuance of the Additional New Notes, in August 2024, the Contran Term Loan was amended to change the interest rate from 11.5% to 9.54%. The amended rate reflects the effective interest rate of the Additional New Notes plus an additional interest rate spread of 2% which is based upon comparable debt transactions at the time of issuance of the Additional New Notes. See Note 7 to our Condensed Consolidated Financial Statements.

The Contran Term loan is subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Kronos’ Senior Secured Notes, the Contran Term Loan and its Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Kronos’ credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 in our 2023 Annual Report. We are in compliance with all of our debt covenants at September 30, 2024. We believe we will be able to continue to comply with the financial covenants contained in our debt obligations through their maturity.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending September 30, 2025) and long-term obligations (defined as the five-year period ending September 30, 2029). If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2024, we had $104.9 million available for borrowing under our credit facility with Contran. Amounts available under this facility are at Contran’s discretion. Additionally, at September 30, 2024 approximately $268 million is available for borrowing under Kronos’ Global Revolver. The borrowing base is calculated quarterly and the amount available for borrowing may change based on applicable quarter end balances. See Note 7 to our Condensed Consolidated Financial Statements.

At September 30, 2024, we had an aggregate of $372.5 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $65.3 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$102.9	$65.3
CompX	58.8	—
NL exclusive of its subsidiaries	117.4	—
BMI	16.0	—
Tremont exclusive of its subsidiaries	11.9	—
LandWell	65.4	—
Valhi exclusive of its subsidiaries	.1	—
Total cash and cash equivalents, restricted cash and marketable securities	$372.5	$65.3

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2024 will be approximately $44 million as follows:

●	$42 million by our Chemicals Segment; and
●	$2 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $45 million on land development costs during 2024.

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

At September 30, 2024, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. During the first nine months of 2023, Kronos acquired 313,814 shares of its common stock in market transactions for an aggregate purchase price of $2.8 million. At September 30, 2024, approximately 1.0 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At September 30, 2024, approximately .5 million shares were available for repurchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.19 per share in each quarter of 2023 for which we received $44.1 million. In February and May 2024 the Kronos board of directors approved a regular quarterly dividend of $.19 per share for the first and second quarters for which we received an aggregate of $22.0 million. In July 2024, Kronos announced a decrease in its regular quarterly dividend from $.19 per share to $.05 per share beginning in the third quarter of 2024. Kronos did pay its third quarter dividend and if Kronos pays its $.05 per share dividend in the fourth quarter of 2024 based on the 58.0 million shares we held of Kronos common stock at September 30, 2024, we would receive aggregate dividends from Kronos of $5.8 million in the second half of 2024. NL paid a quarterly dividend of $.07 per share in 2023 for which we received $11.3 million. In February 2024 the NL board of directors approved a quarterly dividend of $.08 per share. If NL were to pay its $.08 per share dividend in each quarter of 2024 based on the 40.4 million shares we hold of NL common stock at September 30, 2024, during 2024 we would receive aggregate quarterly dividends from NL of $12.9 million. In August 2024, NL’s board of directors declared a special dividend of $.43 per share on its common stock. We received $17.4 million from this special dividend which is not expected to be recurring. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $17.6 million in 2023 and $4.0 million in the first nine months of 2024. We do not know if we will receive additional dividends from BMI and LandWell during 2024. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at September 30, 2024.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2025. We had gross borrowings of $17.7 million and gross repayments of $20.4 million during the first nine months of 2024, and $7.9 million was outstanding at September 30, 2024. We could borrow $17.1 million under our current intercompany facility with CompX at September 30, 2024. CompX’s obligation to loan us money under this note is at CompX’s discretion.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2023 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2023 Annual Report, or in Notes 13, 16 and 19 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

●	certain income tax contingencies in various U.S. and non-U.S. jurisdictions;
●	certain environmental remediation matters involving NL and BMI;
●	certain litigation related to NL’s former involvement in the manufacture of lead pigment and lead-based paint; and
●	certain other litigation to which we are a party; and
●	certain matter related to the LPC acquisition.

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

Recent Accounting Pronouncements

See Note 20 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There have been no changes in our critical accounting policies during the first nine months of 2024 except as described below:

Business combinations – During the third quarter of 2024, Kronos acquired the 50% joint venture interest in LPC previously held by Venator. Prior to the acquisition we accounted for Kronos’ interest in LPC under the equity method. The application of the purchase method of accounting for business combinations requires Kronos to use significant estimates and assumptions in the determination of the estimated fair value of assets acquired and liabilities assumed. Kronos’ estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions we believe are reasonable, and when appropriate, include assistance from independent third-party valuation advisors. See Note 19 to our Condensed Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In addition to the matters discussed below, refer to Note 16 to our Condensed Consolidated Financial Statements, our June 30, 2024 Quarterly Report on Form 10-Q and our 2023 Annual Report for descriptions of certain legal proceedings.

Gowanus Canal Superfund Site.  In October 2024, NL was served in Brooklyn Union Gas Co. v. Consolidated Edison Co. of New York, et al. (United States District Court for the Eastern District of New York, Case No. 1:24-cv-06993). This complaint asserts claims under CERCLA and New York law against NL and a number of other private parties, federal and state agencies, and agencies of the City of New York. The plaintiff, a former gas manufacturer, seeks to recover a portion of investigation and remediation costs it allegedly incurred to address contamination at the Gowanus Canal Superfund Site. NL intends to deny liability and will vigorously defend against all claims.

Raritan Bay Slag Superfund Site. On September 4, 2024, the United States of America, on behalf of several agencies of the United States, joined by the New Jersey Department of Environmental Protection (“NJDEP”), the Commissioner of the NJDEP, and the Administrator of the New Jersey Spill Compensation Fund, filed a complaint and concurrently lodged a proposed consent decree with the United States District Court for the District of New Jersey in a lawsuit captioned United States of America, et al. v. NL Industries, Inc., et al. (Civil Action No. 3:24-cv-08946). The proposed consent decree requires the United States Army Corps of Engineers (and other federal agencies), the State of New Jersey, the Township of Old Bridge, NL, and twenty-two other private companies to pay a total of $151.1 million, plus interest, to resolve all federal and state law claims for past and future response costs under CERCLA and the NJ Spill Act, including natural resource damages, contribution, and indemnification, relating to the Raritan Bay Slag Superfund Site (“the RBS Site”). If approved by the court, the proposed consent decree will be a global settlement of all such claims relating to the RBS Site, including all the claims asserted by NL and other settling parties in NL Industries, Inc. v. Old Bridge Township, et al. (United States District Court for the District of New Jersey, Civil Action No. 3:13-cv-03943).  Under the terms of the proposed consent decree, NL has agreed to pay $56.1 million, plus interest, toward the global settlement. NL has agreed to a structured settlement with $35 million, plus interest, due within 7 business days of judicial approval of the consent decree. Two additional payments of $10.55 million each, plus interest, will be due 6 months and 12 months, respectively, after the date of the initial payment. Of NL’s $56.1 million payment obligation, NL expects to recover $9.57 million from the twenty-two other private companies as part of the global settlement. All monetary obligations of NL in the proposed consent decree have previously been accrued. The consent decree is contingent upon judicial approval, which may be provided following notice and public comment.

ITEM 1A. Risk Factors.

In addition to the risk factor discussed below, refer to Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report for a discussion of the risk factors related to our businesses.

Kronos’ recent acquisition of the remaining 50% interest in LPC may not generate benefits we anticipate and may otherwise affect our business and prospects.

Kronos recently completed the LPC acquisition in which it purchased the 50% ownership interest in LPC it did not previously own. If Kronos experiences unforeseen technological, operational or other difficulties in managing the integration of LPC as its wholly-owned subsidiary, Kronos may not be able to implement the process innovations at the facility as it expects. In addition, Kronos may not be able to achieve the synergies or improve efficiency and product quality as it expects. With or without such difficulties, the integration of the LPC facility into Kronos’ operations may divert significant management time and attention from its other operations. If Kronos fails to successfully integrate LPC into its operations, or if the LPC acquisition does not return expected synergies or a level of sales as Kronos expects, or if LPC has unexpected legal or financial liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

ITEM 6. Exhibits.

ITEM No.	Exhibit Index

10.1

Supplemental Indenture No. 2, dated as of August 8, 2024, among Louisiana Pigment Company, L.P. and Kronos LPC, LLC (as new guarantors under the Indenture dated as of September 13, 2017, as amended), Kronos International, Inc., and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.2

Second Supplemental Indenture dated as of August 8, 2024, among Louisiana Pigment Company, L.P. and Kronos LPC, LLC (as new guarantors under the Indenture dated as of February 12, 2024, as amended), Kronos International, Inc., and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.2 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.3

Joinder No. 1 dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Pledge Agreement – incorporated by reference to Exhibit 10.3 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.4

Pledge Amendment dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, executed by Kronos Louisiana, Inc. and Kronos LPC, LLC regarding additional pledged securities – incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.5

First Amendment to Guaranty and Security Agreement, entered into as of July 17, 2024, by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender, amending Guaranty and Security Agreement dated as of April 20, 2021– incorporated by reference to Exhibit 10.5 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.6

Joinder No. 1 dated as of August 7, 2024, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Guaranty and Security Agreement dated as of April 20, 2021, as amended – incorporated by reference to Exhibit 10.6 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.7

Amendment to Purchase and Sale Agreement dated August 13, 2024, by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd., Venator Materials PLC. and Louisiana Pigment Company, L.P, amending Purchase Agreement dated as of July 16, 2024 – incorporated by reference to Exhibit 10.7 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

ITEM No.	Exhibit Index

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC.
(Registrant)

Date:	November 7, 2024	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	November 7, 2024	/s/ Patty S. Brinda
Patty S. Brinda (Vice President and Controller)