Form 10-K
period 2024-12-31
VALHI INC /DE/
filed 2025-03-06
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

The aggregate market value of the 2.4 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2024 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $43.4 million.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on March 3, 2025: 28,294,793.

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

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation. One of Contran’s wholly-owned subsidiaries held approximately 91% of Valhi’s outstanding common stock at December 31, 2024. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran and us.

Key events in our history include:

●	1979 – Contran acquires control of LLC;
●	1981 – Contran acquires control of our other predecessor company;
●	1982 – Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;
●	1984 – Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;
●	1986 – Contran acquires control of NL, which at the time owns 100% of Kronos;
●	1987 – LLC and another Contran controlled company merge to form Valhi, our current corporate structure;
●	2003 – NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;
●	2004 through 2005 – NL distributes Kronos shares to its shareholders, including us, through quarterly dividends;
●	2010 – Kronos completes a secondary offering of its common stock lowering our ownership of Kronos to 80%;
●	2012 – In December CompX completes the sale of its furniture components business;
●	2013 – In December we purchased an additional ownership interest in and became the majority owner of Basic Management, Inc. (“BMI”) and The LandWell Company (“LandWell”);
●	2015 – The first homes in our Cadence planned community were completed by third-party builders and sold to the public;
●	2020 – In December LandWell completed the first bulk sale of land within the Cadence planned community;
●	2022 – In July Basic Water Company (BWC) ceased water delivery due to a decline in water levels at Lake Mead in Nevada and in September BWC filed for bankruptcy protection;
●	2023 – In November, upon the Bankruptcy Court’s approval of BWC’s plan of reorganization, BWC sold substantially all of its assets. In December BMI sold Basic Power Company; and

●	2024 – In July, Kronos acquired the remaining 50% joint venture interest in Louisiana Pigment Company, L.P. previously held by Venator Investments, Ltd.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions, including Louisiana Pigment Company, L.P., into Kronos’ operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ titanium dioxide (“TiO2”) operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs) or the implementation of tariffs on imported raw materials;
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;

●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes (including tariffs imposed by the U.S. federal government on imports from Canada, where Kronos has a manufacturing facility);
●	The ability of our subsidiaries to pay us dividends;
●	Uncertainties associated with new product development and the development of new product features;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products) including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as NL’s lead pigment and environmental matters);
●	Our ability to comply with covenants contained in our revolving bank credit facilities;
●	Our ability to complete and comply with the conditions of our licenses and permits;
●	Changes in real estate values and construction costs in Henderson, Nevada; and

●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its productions process) or other actions.

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

Segments

We currently have three consolidated reportable operating segments at December 31, 2024:

Chemicals Kronos Worldwide, Inc.

Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments. TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals.

Component Products CompX International Inc.

We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare applications and a variety of other industries. CompX is also a leading manufacturer of wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine industry.

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

For additional information about our segments and equity investments see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2, 3 and 12 to our Consolidated Financial Statements.

CHEMICALS SEGMENT – KRONOS WORLDWIDE, INC.

Business Overview

Our majority-controlled subsidiary, Kronos, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. Kronos, along with its distributors and agents, sells and provides technical services for its products to approximately 3,000 customers in 100 countries with the majority of sales in Europe, North America and the Asia Pacific region. We believe Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) held by Venator Investments, Ltd. (“Venator”) for consideration of $185 million less a working capital adjustment. Prior to the acquisition, Kronos held a 50% joint venture interest in LPC through a wholly-owned subsidiary. LPC was operated as a manufacturing joint venture between Kronos and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. See Note 3 to our Consolidated Financial Statements.

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

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 3% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. We believe Western Europe and North America each account for approximately 15% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and we believe these are significant markets which will continue to grow as economies in these regions develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets

Including its predecessors, Kronos has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years. We believe Kronos is the largest chloride process TiO2 producer in Europe with 44% of its 2024 sales volumes attributable to markets in Europe. The table below shows Kronos’ estimated market share for its significant markets, Europe and North America, for the last three years.

	2022	2023	2024
Europe	14%	12%	14%
North America	17%	16%	17%

We believe Kronos is the leading seller of TiO2 in several countries, including Germany. Overall, Kronos is one of the top five producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that include over 50 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to its customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of Kronos’ core

TiO2 pigments represented approximately 90% of our Chemicals Segment’s net sales in 2024. Kronos and its agents and distributors primarily sell its products in three major end-use markets: coatings, plastics and paper.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2024:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	44%	Coatings	60%
North America	40%	Plastics	27%
Asia Pacific	9%	Paper	9%
Rest of World	7%	Other	4%

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

Kronos produces high purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste. In pharmaceuticals, Kronos’ TiO2 is used commonly as a colorant in tablet and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance. KRONOS® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP (United States Pharmacopoeia), BP (British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of our Chemicals Segment’s net sales in 2024:

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

Manufacturing, operations and properties

Manufacturing – Kronos produces TiO2 in two crystalline forms: rutile and anatase. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process, whereas anatase TiO2 is only produced using a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2024, chloride process production facilities represented approximately 41% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

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

LPC – Prior to July 16, 2024, Kronos Louisiana, Inc., one of Kronos’ subsidiaries, and Venator each owned a 50% interest in LPC, which was operated as a manufacturing joint venture. LPC owns and operates a chloride-process TiO2 plant located near Lake Charles, Louisiana. On July 16, 2024 Kronos acquired the 50% interest in LPC held by Venator for consideration of $185 million less a working capital adjustment.

Prior to the acquisition, Kronos accounted for its interest in the joint venture by the equity method. The joint venture operated on a break-even basis and therefore Kronos did not have any equity in earnings of the joint venture. Kronos was required to purchase one-half of the TiO2 produced by the joint venture. All costs and capital expenditures were shared equally with Venator, with the exception of feedstock (purchased natural rutile ore or chlorine slag) and packaging costs for the pigment grades produced. Kronos’ share of net costs was reported as cost of sales as the TiO2 was sold. See Notes 3 and 17 to our Consolidated Financial Statements.

As a result of the acquisition, for financial reporting purposes, the assets acquired and liabilities assumed of LPC are included in our Consolidated Balance Sheet as of December 31, 2024, and the results of operations and cash flows of LPC are included in our Consolidated Statement of Operations and Cash Flows beginning as of the Acquisition Date. See Note 3 to our Consolidated Financial Statements.

Operations – Kronos produced 492,000, 401,000 and 535,000 metric tons of TiO2 in 2022, 2023 and 2024, respectively. Kronos’ production volumes for 2022, 2023 and 2024 through the Acquisition Date include its share of the output produced by its TiO2 manufacturing joint venture. Subsequent to the Acquisition Date, Kronos’ 2024 production volumes include 100% of the production volumes from the LPC facility.

Kronos’ average production capacity utilization rates were approximately 89% in 2022, 72% in 2023 and 96% in 2024. Beginning in the fourth quarter of 2022 and continuing throughout the first quarter of 2024, Kronos adjusted production levels to correspond with reduced customer demand resulting from challenging economic conditions and geopolitical uncertainties. Kronos increased production levels to align with higher overall customer demand in 2024.

Properties – Kronos operates facilities throughout North America and Europe. Kronos has four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and a TiO2 plant near Lake Charles, Louisiana.

Kronos’ chloride process production and remaining sulfate production capacity has increased by approximately 5% over the past ten years due to debottlenecking programs, with only moderate capital expenditures.

The following table presents the division of Kronos’ expected 2025 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2
		manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	29%	–%
Nordenham, Germany	TiO2 production, sulfate process, co-products	–	10
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	15	–
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	–	5
Varennes, Canada (3)	TiO2 production, chloride process, slurry facility, titanium chemicals products	15	–
Lake Charles, LA, US (4)	TiO2 production, chloride process	26	–
Total		85%	15%
(1)	The Leverkusen facility is located within a more extensive manufacturing complex. Kronos owns its Leverkusen facility, which represents approximately 29% of its current TiO2 production capacity, but Kronos leases the land under the facility under a long-term agreement which expires in 2050. Lease payments are periodically negotiated for periods of at least two years at a time. A third-party operator of the manufacturing complex provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	In the third quarter of 2024, Kronos closed its sulfate process line at its plant in Varennes, Canada. See Note 20 to our Consolidated Financial Statements.

(4)	Effective July 16, 2024, Kronos acquired the 50% interest in LPC it did not already own. See Note 3 to our Consolidated Financial Statements.

Kronos owns the land underlying all of its principal production facilities unless otherwise indicated in the table above.

Kronos also operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. In addition, Kronos operates a rutile slurry manufacturing plant near its Lake Charles, Louisiana facility, which converts dry pigment primarily manufactured for it at the Lake Charles TiO2 facility into a slurry form that is then shipped to customers.

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

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates a rock ilmenite mine in Norway, which provided all of the feedstock for its European sulfate process TiO2 plants in 2024. Kronos expects ilmenite production from its mine to meet its sulfate process feedstock requirements for the foreseeable future. Kronos expects the raw materials purchased under this contract, and contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, or specify a range of quantities within which it is required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2024.

Raw materials
Production process/raw material	procured or mined
(In thousands
of metric tons)
Chloride process plants -
Purchased slag or rutile ore	464
Sulfate process plants:
Ilmenite ore mined and used internally	233
Purchased ilmenite ore (1)	11

‘

(1)	Relates to Kronos’ Canadian sulfate production line, which was closed in the third quarter of 2024.

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

Kronos sells to a diverse customer base with only one customer representing 10% or more of our Chemicals Segment’s net sales in 2024 (Behr Process Corporation – 10%). Kronos’ largest ten customers accounted for approximately 39% of our Chemicals Segment’s net sales in 2024.

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

Competition

The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service and the availability of high performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of Kronos’ product grades. Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requests and specialty grades that are differentiated from its competitors’ products. During 2024, Kronos had an estimated 7% share of worldwide TiO2 sales volume, and based on sales volume, we believe Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are LB Group Co. Ltd., The Chemours Company, Tronox Holdings PLC and Venator Materials PLC. The top five TiO2 producers (i.e. Kronos and its four principal competitors) account for approximately 51% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2024:

Worldwide production capacity - 2024
LB Group	13%
Chemours	13%
Tronox	12%
Kronos	7%
Venator	6%
Other	49%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor. LB Group previously announced it plans to add an additional 200,000 tons of chloride process capacity which we expect will be added incrementally over the next several years. However, several of Kronos’ competitors have recently closed or announced plans to close facilities or otherwise reduce capacity, including Chemours which closed its Taiwan facility with an estimated 160,000 tons of chloride process capacity in 2023 and Venator which announced plans in 2024 to close its Duisburg, Germany facility with an estimated 50,000 tons of sulfate process capacity. In addition, in 2024 Kronos closed its sulfate production line in Varennes, Canada.

The TiO2 industry is characterized by high barriers to entry consisting of high capital costs, proprietary technology and significant lead times required to construct new facilities or to expand existing capacity. Therefore, over the past ten years, Kronos and its competitors increased industry capacity through debottlenecking projects; however, this increase only partly compensated for the shut-down of various TiO2 plants throughout the world. Other than through debottlenecking projects and the LB Group expansion mentioned above, Kronos does not expect any significant efforts will be undertaken by it or its principal competitors to further increase capacity and Kronos believes it is unlikely any new TiO2 plants will be constructed in Europe or North America for the foreseeable future. If actual developments differ from Kronos’ expectations, the TiO2 industry and Kronos’ performance could be unfavorably affected.

Research and development

Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, improving product quality and strengthening its competitive position by developing new products and applications. Kronos’ expenditures for these activities were approximately $15 million in 2022, $18 million in 2023 and $14 million in 2024. Kronos expects to spend approximately $15 million on research and development in 2025.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles. Since the beginning of 2020, Kronos has added six new grades for pigments and other applications.

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

Kronos has a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through its KRONOS ecochem® products. Kronos has a published Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all its employees and shared publicly via its website.  Kronos has implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, Kronos is focused on energy efficiency at all production locations. Four of its six production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place. These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects that reduce energy consumption and associated Greenhouse Gas (“GHG”) emissions or enhance efficiency. When possible, Kronos looks for opportunities to partner with local government authorities through grant opportunities to reduce energy consumption and associated GHG emissions.

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

From time to time, Kronos’ facilities may be subject to environmental regulatory enforcement under local or national laws. Typically, Kronos updates its compliance programs to resolve these matters. Occasionally, Kronos may pay penalties. To date, such penalties have not involved amounts having a material adverse effect on our consolidated financial position, results of operations or liquidity. Kronos believes all of its facilities are in substantial compliance with applicable environmental laws.

From time to time, new environmental, sustainability, health and safety regulations are passed or proposed in the countries in which Kronos operates or sells its products, seeking to regulate its operations or to restrict, limit or classify TiO2. Kronos believes it is in substantial compliance with laws applicable to the regulation of TiO2. However, increased regulatory scrutiny could affect consumer perception of TiO2 or limit the marketability and demand for TiO2 or products containing TiO2 and increase Kronos’ regulatory and compliance costs.

On October 1, 2021, EU Regulation No. 1272/2008 classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation went into force. Kronos’ dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels. On November 23, 2022 the Court of Justice of the European Union annulled the classification of TiO2 as a suspected carcinogen in its entirety, which decision is currently under appeal.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result  in  improved  environmental  protection  such  as  lower  emissions  from its manufacturing facilities, were $17 million in 2024 and are currently expected to be approximately $24 million in 2025.

COMPONENT PRODUCTS SEGMENT – COMPX INTERNATIONAL INC.

Business overview

Through our majority-controlled subsidiary, CompX, we are a leading manufacturer of engineered components utilized in a variety of applications and industries. CompX manufactures security products including mechanical and electrical cabinet locks and other locking mechanisms used in postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare applications and a variety of other industries. CompX also manufactures wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and various other industries. CompX continuously seeks to diversify into new markets and identify new applications and features for its products, which it believes provides a greater potential for higher rates of earnings growth as well as diversification of risk.

Manufacturing, operations and products

Security Products. CompX’s security products reporting unit manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including mailboxes, ignition systems, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. CompX’s security products reporting unit has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with its marine components reporting unit. CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

●	disc tumbler locks which provide moderate security and generally represent the lowest cost lock CompX produces;
●	pin tumbler locks which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine® and
●	CompX’s innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

A substantial portion of security products’ sales consist of products with specialized adaptations to an individual customer’s specifications, some of which are listed above. CompX also has a standardized product line suitable for many customers, which is offered through a North American distribution network to locksmith and smaller original equipment manufacturer (“OEM”) distributors via its STOCK LOCKS® distribution program.

Marine Components. CompX’s marine components reporting unit manufactures and distributes wake enhancement systems, stainless steel exhaust components, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats (towboats) and performance boats. CompX’s marine components reporting unit has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with its security products reporting unit. CompX’s specialty marine component products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

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

CompX operated three principal operating facilities at December 31, 2024 as shown below.

	Reporting		Size
Facility Name	Unit	Location	(square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000

SP – Security Products

MC – Marine Components

(1) ISO-9001 registered facilities

Raw materials

CompX’s primary raw materials are:

●	Security Products - zinc and brass (for the manufacture of locking mechanisms).
●	Marine Components - stainless steel (for the manufacture of exhaust headers and pipes and wake enhancement systems), aluminum (for the manufacture of throttles and trim tabs) and other components.

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 13% of our Component Products Segment’s total cost of sales for 2024. Total material costs, including purchased components, represented approximately 46% of our Component Products Segment’s cost of sales in 2024.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass, aluminum and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times CompX may make spot market buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. CompX’s raw material prices were generally stable through the first half of 2024, although beginning in the latter half of the third quarter CompX began to experience moderate increases in certain raw material costs, particularly brass. The zinc market was volatile in 2024, but CompX was successful in making strategic spot buys to keep its costs consistent with 2023. Prices for aluminum and stainless steel, which are the primary raw materials used for the manufacture of marine components (including marine exhaust headers and pipes, wake enhancement systems, throttles and trim tabs), were relatively stable in 2024 because CompX took advantage of volume purchase opportunities during the year. In most cases, commodity raw materials CompX purchases include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation, and energy. Processing and conversion costs are not expected to decrease and may negate the benefit of softening commodity prices on CompX’s purchases. Based on current economic conditions, CompX expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2025 to be relatively stable, although governmental actions such as tariffs may impact markets. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions. In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets in which CompX competes. Consequently, overall operating margins can be negatively affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks

CompX holds a number of patents relating to its component products, certain of which it believes to be important to it and its continuing business activity. Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from one year to 16 years at December 31, 2024. CompX’s major trademarks and brand names in addition to CompX® include:

Security Products	Security Products	Marine Components
CompX® Security Products™ National Cabinet Lock® Fort Lock® Timberline® Lock Chicago Lock® STOCK LOCKS® KeSet® TuBar® StealthLock® ACE® ACE® II CompX eLock®	Lockview® System 64® SlamCAM® RegulatoR® CompXpress® GEM® Turbine® NARC iD® NARC® ecoForce® Pearl®	CompX Marine® Custom Marine® Livorsi® Marine Livorsi II® Marine CMI Industrial® Custom Marine® Stainless Exhaust The #1 Choice in Performance Boating® Mega Rim® Race Rim® Vantage View® GEN-X®

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

Our Component Products Segment sells to a diverse customer base with only one customer representing 10% or more of our Component Products Segment’s sales in 2024 (United States Postal Service – 21%). Our Component Products Segment’s largest ten customers accounted for approximately 47% of its sales in 2024.

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

Regulatory and environmental matters

CompX has a history of incorporating environmental management and compliance in its operations and decision making. CompX operates three manufacturing facilities and CompX’s production processes requiring waste-water discharge are consolidated at its Mauldin, South Carolina facility. This facility has received a ReWa Compliance Excellence Award multiple years for its exemplary performance from Renewable Water Resources, an organization which sets regulatory and water policies for the Mauldin facility’s geographic region. In addition, CompX operates extensive scrap metal recycling programs to reduce landfill waste.

CompX’s operations are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal, remediation of and exposure to hazardous and non-hazardous substances, materials and wastes, some of which are becoming stricter over time. CompX’s operations are also subject to federal, state, and local laws and regulations relating to worker health and safety. CompX believes it is in substantial compliance with all such laws and regulations. To date, the costs of maintaining compliance with such laws and regulations have not significantly impacted CompX’s results; however, it is possible future laws and regulations may require it to incur significant additional expenditures.

REAL ESTATE MANAGEMENT AND DEVELOPMENT SEGMENT – BASIC MANAGEMENT, INC. AND THE LANDWELL COMPANY

Business overview

Our Real Estate Management and Development Segment consists of our majority owned subsidiaries, BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is actively engaged in efforts to develop certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes. BMI also was responsible for the delivery of water to the City of Henderson and various other users through a water distribution system owned and operated by Basic Water Company (“BWC”), a wholly-owned subsidiary of BMI, prior to BWC’s bankruptcy filing and deconsolidation on September 10, 2022. BMI also provided certain utility services to an industrial park located in Henderson, Nevada prior to the sale of Basic Power Company (“BPC”), a wholly-owned subsidiary of BMI, on December 1, 2023. See Notes 2 and 3 to our Consolidated Financial Statements and also Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Real Estate Management and Development”.

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

Sales

LandWell began marketing land for sale in the residential/planned community in December 2013 and at December 31, 2024 approximately 20 saleable acres remain. In addition, LandWell has been actively marketing and selling land zoned for commercial and light industrial use and at December 31, 2024 approximately 15 saleable acres remain. Contracts for land sales are negotiated on an individual basis, and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract or land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In most instances buyers can cancel an escrow agreement with no financial penalties until shortly before the closing date. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all the land in the residential/planned community has been sold; however, we expect the development work to take two to three years to complete.

Our Real Estate Management and Development Segment’s sales consist principally of land sales and to a lesser extent water (through September 2022) and electric delivery fees (prior to December 2023). During 2024 we had sales to three customers that exceeded 10% of our Real Estate Management and Development Segment’s net sales (Lennar Homes – 23%, Richmond American Homes – 16% and American Homes for Rent – 14%) related to land sales.

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

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our board of directors established share ownership guidelines for our non-management directors. In addition, we have adopted an insider trading policy that applies to both employees and non-employee directors.

Kronos has taken steps to integrate ESG considerations into operating decisions with other critical business factors. Kronos periodically publishes an ESG Report, which is available on its public website. The primary purpose of its ESG Report is to describe Kronos’ policies and programs in the area of ESG, including certain internal metrics and benchmarks related to various aspects of ESG. Kronos voluntarily developed these internal metrics and benchmarks, which Kronos uses to identify progress and opportunities for improvement. These metrics are not intended to be directly comparable to similar metrics utilized by other companies to track ESG performance, as the standards, methodologies and assumptions used to determine these metrics vary by company and jurisdiction.

HUMAN CAPITAL RESOURCES

Employees

Our operating results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying and retaining key talent. Each of our businesses has a well-trained labor force with a substantial number of long-tenured employees. Our businesses provide competitive compensation and benefits to our employees, some of which are offered under collective bargaining agreements. In addition to salaries, these programs, which vary by segment and by country/region, can include annual bonuses, a defined benefit pension plan, a defined contribution plan with employer matching, a profit sharing plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, employee assistance programs and tuition assistance.

We recognize that everyone deserves respect and equal treatment. As a global company, we embrace diversity and collaboration in our workforce and our business initiatives. We are an equal opportunity employer, and we base employment decisions on merit, competence and qualifications, without regard to race, color, national origin, gender, age, religion, disability, sex, sexual orientation or other characteristics protected by applicable law in the jurisdictions in which we operate. We promote a respectful, diverse and inclusive workplace in which all individuals are treated with respect and dignity.

As of December 31, 2024, our Chemicals Segment employed the following number of people:

Europe	1,813
Canada	364
United States	347
Total	2,524

Certain employees at each of Kronos’ production facilities are organized by labor unions. Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2024, approximately 75% of Kronos’ worldwide workforce is organized under collective bargaining agreements. Kronos did not experience any work stoppages during 2024, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect Kronos’ business, results of operations, financial position or liquidity.

As of December 31, 2024, our Component Products Segment and our Real Estate Management and Development Segment employed 510 people and 16 people, respectively, all in the United States. We believe CompX’s and BMI’s labor relations are good.

Health and safety

Protecting the health and safety of our workforce, our customers, our business partners and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards, and we continuously seek to improve occupational and process safety performance. We are conducting our businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. We expect our manufacturing facilities to produce our products safely and in compliance with local regulations, policies, standards and practices intended to protect the environment and people and have established global policies designed to promote such compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year. We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. With this data we calculate incident frequency rates to assess the quality of our safety performance. At the global level we also track overall safety performance. Each Kronos operating location is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, Kronos collects the location specific information and applies a U.S.-based injury rate calculation method to arrive at a global total frequency rate, which is expressed as the number of incidents at its operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under U.S. law. Kronos’ global total frequency rate aggregating information about employees and contractors was 1.01 in 2022 (0.86 of the aggregate represents employees only), 0.95 in 2023 (0.74 of the aggregate represents employees only) and 0.70 in 2024 (0.80 of the aggregate represents employees only).

CompX uses lost time incidents as a key measure of worker safety. CompX defines lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. CompX had three lost time incidents in 2022, one in each of 2023 and 2024.

OTHER

NL Industries, Inc. – At December 31, 2024, NL owned approximately 87% of CompX and approximately 31% of Kronos. NL also holds certain marketable securities and other investments.

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

Our Chemicals Segment’s sales and profitability are largely dependent on the TiO2 industry. In 2024, approximately 90% of our Chemicals Segment’s sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional, and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The global market in which our Chemicals Segment operates is concentrated, with the top five TiO2 producers accounting for approximately 51% of the world’s production capacity and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Our Chemicals Segment faces significant competition from international and regional competitors, including TiO2 producers in China, who have significant sulfate production process capacity. Chinese producers have also continued to develop chloride process technology, and the risk of substitution of our Chemicals Segment’s products with products made by Chinese producers could increase if Chinese producers increase the use of chloride process technology and improve the quality of their sulfate and chloride products. Some of our Chemicals Segment’s competitors may be able to drive down prices for our Chemicals Segment’s products if their costs are lower than our Chemicals Segment’s costs, including its competitors with vertically integrated sources of raw materials for the chloride process who may have a competitive advantage during periods of high or rising raw material costs or who operate in regions with less stringent regulatory requirements. In addition, some of our Chemicals Segment’s competitors’ financial, technological and other resources may be greater than its resources and such competitors may be better able to withstand changes in market conditions. Our Chemicals Segment’s competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. Further, consolidation of our Chemicals Segment’s competitors or customers may result in reduced demand for its products or make it more difficult for it to compete with its competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

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

●	Competitors may be able to drive down prices for our Component Products Segment’s products beyond its ability to adjust costs because their costs are lower than our Component Products Segment’s, especially products sourced from Asia.
●	Competitors’ financial, technological and other resources may be greater than our Component Products Segment’s resources, which may enable them to more effectively withstand changes in market conditions.
●	Competitors may be able to respond more quickly than our Component Products Segment can to new or emerging technologies and changes in customer requirements.
●	Consolidation of our Component Products Segment’s competitors or its customers in any of the markets in which it competes may result in reduced demand for its products.
●	A reduction of our Component Products Segment’s market share with one or more of its key customers, or a reduction in one or more of its key customers’ market share for their end-use products, may reduce demand for its products.
●	New competitors could emerge by modifying their existing production facilities to manufacture products that compete with our Component Products Segment’s products.
●	Our Component Products Segment may not be able to sustain a cost structure that enables it to be competitive.
●	Customers may no longer value our Component Products Segment’s product design, quality or durability over the lower cost products of its competitors.

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

For our Chemicals Segment, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which our facilities are located. Titanium-containing feedstocks suitable for use in our Chemicals Segment’s TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which our Chemicals Segment purchases or mines its raw material supplies could adversely affect raw material availability. If our Chemicals Segment or its worldwide vendors are unable to meet their planned or contractual obligations and our Chemicals Segment is unable to obtain necessary raw materials, it could incur higher costs for raw materials or may be required to reduce production levels. Our Chemicals Segment experienced increases in feedstock costs in 2023 and 2024, for example, which affected its margins. Our Chemicals Segment has also experienced higher operating costs such as energy costs. Future variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect its operating results and decrease liquidity as our Chemicals Segment may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels.

Our Chemicals Segment has supply contracts that provide for its TiO2 feedstock requirements. While our Chemicals Segment believes it will be able to renew these contracts, as necessary, we do not know if our Chemicals Segment will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our Chemicals Segment’s current agreements require it to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $542 million beginning in 2025 and extending through 2026. In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require it to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $67 million at December 31, 2024. Our Chemicals Segment’s commitments under these contracts could adversely affect our financial results if it significantly reduces its production and is unable to modify the contractual commitments.

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

Kronos recently completed the LPC acquisition in which it purchased the 50% ownership interest in LPC it did not previously own. If Kronos experiences unforeseen technological, operational or other difficulties in managing the integration of LPC as its wholly-owned subsidiary, Kronos may not be able to implement the process innovations at the facility that it expects. In addition, Kronos may not be able to achieve the synergies or improve efficiency and product quality that it expects. With or without such difficulties, the integration of the LPC facility into Kronos’ operations may divert significant management time and attention from its other operations. If Kronos fails to successfully integrate LPC into its operations, or if the LPC acquisition does not provide expected synergies or sales increases, or if LPC has unexpected legal, regulatory, or financial liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

Our Real Estate Management and Development Segment has significant development obligations related to a residential/planned community in Henderson, Nevada. Increases in labor or construction costs related to the completion of such development obligations may reduce our earnings and decrease our liquidity.

A substantial portion of the revenues and assets associated with our Real Estate Management and Development Segment relates to certain land under development in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes. A substantial majority of the land in the residential/planned community was sold prior to 2024. We generally recognize revenue from these land sales over time using cost-based inputs because we receive substantially all cash payment at the time of sale but significant development obligations still exist. We currently estimate development obligations are approximately $78 million and will take approximately two to three years to complete. Our estimates of our development obligations include certain assumptions about future labor and construction costs. If actual costs were significantly above our estimates, revenue, profits and liquidity in our Real Estate Management and Development Segment may be significantly and negatively affected.

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

We have a significant amount of debt, primarily related to Kronos’ 9.50% Senior Secured Notes due 2029, Kronos’ 3.75% Senior Secured Notes due 2025, Kronos’ term loan from Contran, Kronos’ borrowings on its global revolving credit facility (the “Global Revolver”), our loan from Contran Corporation and the LandWell bank note. As of December 31, 2024, our total consolidated debt was approximately $563 million. Our level of debt could have important consequences to our stockholders and creditors, including:

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

Indebtedness outstanding under our loan from Contran and Kronos’ Global Revolver accrues interest at variable rates. To the extent market interest rates rise, the cost of our debt could increase, even if the amount borrowed remains the same, adversely affecting financial condition, results of operations and cash flows.

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock purchase contracts and other long-term supply and service contracts as discussed above) pursuant to which, along with our indebtedness, we are committed to pay approximately $794 million in 2025. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. In addition, our ability to borrow funds under certain of our revolving credit facilities in the future, in some instances, will depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

We operate our businesses in several different countries and sell our products worldwide. For example, during 2023 and 2024 approximately 44% of our Chemicals Segment’s sales volumes were sold into European markets. The majority (but not all) of our sales from our Chemicals Segment’s operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar. Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

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

Our Chemicals Segment manufactures and distributes its products globally. Our Chemicals Segment’s revenue from non-U.S. markets accounted for approximately 68%, 66%, and 66% of its revenue for the years ended December 31, 2022, 2023 and 2024, respectively. Our Chemicals Segment has significant international operations which, along with its customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including:

●	global or regional economic downturns;
●	changes in tariffs, trade barriers, and regulatory requirements, such as the enactment of tariffs on goods imported into the U.S. including, but not limited to, the recently enacted tariff on goods imported from Canada where it manufactures a significant portion of the TiO2 it sells in North America. Tariffs could make its products more expensive which would reduce demand or require our Chemicals Segment to absorb the increased costs reducing its operating margins;
●	protectionist laws, policies, and business practices and nationalistic campaigns such as economic sanctions and exchange controls;
●	U.S. relations with the governments of the other countries in which our Chemicals Segment operates;
●	terrorism, armed conflict (such as the current conflicts between Russia and Ukraine and Israel and Hamas);
●	natural disasters, pandemics or other health crises, climate change, and other events beyond our control;
●	difficulties enforcing agreements or other legal rights; and
●	our Chemicals Segment’s effective tax rate may fluctuate based on the variability of geographic earnings and statutory rates.

TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

Our Chemicals Segment is experiencing increasing competition from China. Chinese competition generally has lower operating costs due to less stringent regulatory and environmental compliance requirements and less expensive energy prices. China has dumped lower cost sulfate process TiO2 into the markets our Chemicals Segment serves. In some cases, the TiO2 industry has been successful in getting anti-competitive duties enacted on Chinese imports such as the European duties enacted in 2024.

The U.S. federal government has recently implemented tariffs on certain foreign goods and may implement additional tariffs on foreign goods. For example, on March 4, 2025, the U.S. government implemented a 25% tariff on all imports from Mexico and Canada into the U.S. As our Chemicals Segment currently manufactures a significant portion of its North American TiO2 in Canada, if sustained for an extended period of time, the 25% tariff on our Chemicals Segment’s imports into the U.S. from Canada, without exclusion, will make its products manufactured in Canada and sold into the U.S. more expensive. As a result, demand for these products could be reduced, or our Chemicals Segment could be required to absorb the increased costs or increase prices of such products.  Such tariffs and, if enacted, any further legislation or actions taken by the U.S. government that restrict trade, such as additional tariffs, trade barriers and other protectionist or retaliatory measures taken in response, could adversely impact our Chemicals Segment’s ability to sell its products in the U.S. or reduce its revenues and gross margins. These measures may also increase our Chemicals Segment’s costs of Canadian feedstock imported into the U.S. and could adversely impact its gross margins or require our Chemicals Segment to raise prices thereby making its products less competitive. Additional tariffs imposed by the U.S or any retaliatory or reciprocal tariffs imposed by other countries could also increase the cost of feedstock and other raw materials that go into making TiO2, the extent of which is unknown. The ultimate impact of any tariffs will depend on various factors, including the length of time tariffs are ultimately implemented and the amount, scope and nature of the tariffs.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

We operate through our subsidiaries and receive services through our intercorporate services agreement (“ISA”) with Contran (see Note 17 to our Consolidated Financial Statements). We recognize the importance of proactively assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational disruptions, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our cybersecurity programs are built on both operational and compliance foundations. The operational component focuses on continuous detection, prevention, measurement, analysis, and response to cybersecurity alerts and incidents and on emerging threats. The compliance component establishes oversight of our cybersecurity programs by creating risk-based controls to protect the integrity, confidentiality, accessibility and availability of company data stored, processed or transferred. Our cybersecurity program is fully integrated into our enterprise-wide risk management framework.

Kronos and CompX each have their own cybersecurity programs. Our corporate cybersecurity program is led by our chief information officer (“CIO”), who is responsible for developing and executing our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our corporate information systems are owned and operated by Contran and provided to us through the ISA. Our CIO, who also serves as the Kronos CIO, reports to our and Kronos’ chief executive officers, respectively. CompX’s cybersecurity program is led by the director of information technology (“IT”). The director of IT reports to CompX’s vice president in charge of coordinating operational activities within CompX’s two operating reporting units. Both our CIO and the CompX director of IT have extensive information technology and program management experience and lead teams that have many years of experience with each organization. Cybersecurity risks at each company are also reviewed and tested annually through third-party assessments and internal and external information technology audits. Our, Kronos’ and CompX’s information technology teams review cybersecurity risks at least annually, integrating findings into strategic risk assessments.

We, Kronos and CompX continually enhance our cyber defense strategy with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously bolstering our system resilience in an effort to minimize the business impact should an incident occur. Third parties also play a role in our cybersecurity. We, Kronos and CompX engage reputable third-party security firms for consultation on industry best practices and regulatory standards and to conduct routine evaluations of our cybersecurity, such as through penetration testing and security audits; these evaluations include testing both the design and operational effectiveness of security controls. All employees are required to complete cybersecurity training at least once a year and have access to more frequent cybersecurity training through periodic updates. Employees in certain roles also receive additional role-based, specialized cybersecurity training.

We, Kronos and CompX each have a Cybersecurity Incident Disclosure and Controls Committee (“CIDAC”) which is central to the response and evaluation of cybersecurity incidents. Our CIDAC is comprised of our CIO and other senior executives including our chief executive officer, chief financial officer and general counsel. Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. The IT teams are responsible for categorizing cybersecurity incidents, and those deemed high-risk or critical are escalated to the CIDAC for review and response coordination. Incidents are evaluated to determine materiality and for operational, financial and reputational impact. Our CIDAC, as well as the Kronos and CompX CIDAC, performs simulations and tabletop exercises at a management level to evaluate our readiness and response to cybersecurity incidents. As needed, we collaborate with external cybersecurity experts and legal advisors to help ensure a robust response strategy.

Our board of directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our chief financial officer and CIO, provides regular updates to the board of directors on our cybersecurity posture, emerging threats and our risk mitigation efforts. Our board of directors is apprised of cybersecurity incidents deemed to have significant business impact, even if they are not material to us. The board has delegated some of its primary risk oversight to board committees, including that our audit committee facilitates the board’s process of oversight of our overall risk management approach. Our full board retains oversight of cybersecurity because of its importance to us and visibility with our customers.

In the event of an incident, we follow a structured incident response playbook, which outlines clear and defined steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (such as legal and human resources), senior leadership and the board, as appropriate. We also conduct post-incident reviews to identify lessons learned and implement continuous improvements.

We, Kronos and CompX face a number of cybersecurity risks. To date, such risks have not materially affected us, including our business strategy, results of operations or financial condition. While we have not experienced any major breaches, we actively monitor and mitigate cyber threats, including phishing attempts, malware and targeted attacks. Thus far all such incidents have been minor, isolated and promptly contained. For more information about the cybersecurity risks we face, see the risk factor entitled “Technology failures or cybersecurity breaches could have a material adverse effect on our operations.” in Item 1A- “Risk Factors.”

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

Lead Pigment Litigation – NL

NL’s former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (“LIA”), which discontinued business operations in 2002, have previously been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions were filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others were asserted as class actions. NL currently has no pending lead paint class action cases or pending lead paint cases brought by housing authorities, school districts or other government entities.

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). NL’s sixth installment due in September 2025 will be made with funds already on deposit at the court, which is included in current restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). Pursuant to the settlement agreement, NL had placed an additional $9.0 million into an escrow account which was previously included in noncurrent restricted cash on our Consolidated Balance Sheets. Following NL’s fifth $12.0 million installment made in September 2024, these funds became available for use and were reclassified as cash equivalents on our Consolidated Balance Sheet.

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. NL made the initial $25.0 million payment in September 2019 and five annual installment payments of $12.0 million beginning in September 2020 and each September thereafter through 2024. We recognized an aggregate accretion expense of $.9 million, $.7 million and $.5 million in 2022, 2023 and 2024, respectively.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which NL’s wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed NL’s obligations. At December 31, 2024, NL had accrued approximately $69 million related to approximately 30 sites associated with remediation and related matters that NL believes are at the present time and/or in their current phase reasonably estimable. Excluding the $56.1 million environmental remediation settlement payment made in the first quarter of 2025 (as discussed below), the upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $38 million, including amounts currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2024, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

We have also accrued approximately $6 million at December 31, 2024 for other environmental cleanup matters which represents our best estimate of the liability.

In June 2008, NL received a Directive and Notice to Insurers from the New Jersey Department of Environmental Protection (“NJDEP”) regarding the Margaret’s Creek site in Old Bridge Township, New Jersey. NJDEP alleged that a waste hauler transported waste from one of its former facilities for disposal at the site in the early 1970s. NJDEP referred the site to the EPA, and in November 2009, the EPA added the site to the National Priorities List under the name Raritan Bay Slag Site (“RBS Site”). In 2012, EPA notified NL of its potential liability at this site. In June 2013, NL filed a contribution suit under CERCLA and the New Jersey Spill Act titled NL Industries, Inc. v. Old Bridge Township, et al. (United States District Court for the District of New Jersey, Civil Action No. 3:13-cv-03493-MAS-TJB) against the current owner, Old Bridge Township, several federal and state entities and a number of private companies.

On February 10, 2025, the United States District Court for the District of New Jersey entered an order approving a consent decree relating to the RBS Site in Middlesex County, New Jersey. The consent decree requires the United States Army Corps of Engineers (and other federal agencies), the State of New Jersey, the Township of Old Bridge, NL, and twenty-two other private companies to pay a total of $151.1 million, plus interest, to resolve all federal and state law claims for past and future response costs under CERCLA and the New Jersey Spill Act, including natural resource damages, contribution, and indemnification, relating to the RBS Site. The consent decree is a global settlement of all such claims relating to the RBS Site and resolves a lawsuit captioned United States of America, et al. v. NL Industries, Inc., et al. (United States District Court for the District of New Jersey, Civil Action No. 3:24-cv-08946) as well as all claims asserted by NL and the other settling parties in NL’s previously filed contribution lawsuit, NL Industries, Inc. v. Old Bridge Township, et al., discussed above.

Under the terms of the consent decree, in the first quarter of 2025 NL paid $56.1 million, plus $.5 million interest, toward the global settlement and received approximately $9.6 million from the other private companies participating in the settlement. We recognized aggregate income of approximately $31.4 million in 2024 related to the adjustment of NL’s environmental accrual related to this matter and the recording of a $9.6 million receivable for the funds received in the first quarter of 2025 from the other private companies participating in the settlement.

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

In July 2012, NL was served in EPEC Polymers, Inc., v. NL Industries, Inc., (United States District Court for the District of New Jersey, Case 3:12-cv-03842-PGS-TJB). The plaintiff, a landowner of property located across the Raritan River from NL’s former Sayreville, New Jersey operation, claims that contaminants from NL’s former Sayreville operation came to be located on its land. The complaint seeks compensatory and punitive damages and alleges, among other things, trespass, private nuisance, negligence, strict liability, and claims under CERCLA and the New Jersey Spill Act. NL has denied liability and will defend vigorously against all claims.

In September 2013, EPA issued to NL and 34 other PRPs general notice of potential liability and a demand for payment of past costs and performance of a Remedial Design for the Gowanus Canal Superfund Site in Brooklyn, New York. In March 2014, EPA issued a unilateral administrative order (“UAO”) to NL and approximately 27 other PRPs for performance of the Remedial Design at the site. EPA contends that NL is liable as the alleged successor to the Doehler Die Casting Company, and therefore responsible for any potential contamination at the site resulting from Doehler’s ownership/operation of a warehouse and a die casting plant it owned 90 years ago. In April 2019, the EPA issued a second UAO to NL and approximately 27 other PRPs for performance of certain work related to the Remedial Design at the site. In October 2024, NL was served in Brooklyn Union Gas Co. v. Consolidated Edison Co. of New York, et al. (United States District Court for the Eastern District of New York, Case No. 1:24-cv-06993). This complaint asserts claims under CERCLA and New York law against NL and a number of other private parties, federal and state agencies, and agencies of the City of New York. The plaintiff, a former gas manufacturer, seeks to recover a portion of investigation and remediation costs it allegedly incurred to address contamination at the Gowanus Canal Superfund Site. NL has denied liability and will defend vigorously against all claims.

In January 2020, NL was sued in Atlantic Richfield, Co. v. NL Industries, Inc., (United States District Court for the District of Colorado, Case 1:20-cv-00234). This is a CERCLA cost recovery action brought by a past owner and operator of certain mining properties located in Rico, Colorado. In 2023, the trial court granted partial summary judgment for NL based on the statute of limitations and the plaintiff appealed that decision to the Court of Appeals for the Tenth Circuit. In January 2025, the Court of Appeals reversed the trial court’s grant of partial summary judgment and returned the matter to the trial court. NL continues to deny liability and will defend vigorously against all claims.

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

Other Litigation

NL – NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 115 of these types of cases pending, involving a total of approximately 589 plaintiffs. In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, NL has not been adjudicated liable in any of these matters. Based on information available to us, including:

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

Litigation – CompX

In 2024, CompX was served with four lawsuits by public water companies in South Carolina that seek recovery of future costs to remove perfluoroalkyl and polyfluoroalkyl substances (known as “PFAS”) from their water supplies. The lawsuits have been consolidated with other PFAS cases before a single judge in Spartanburg, South Carolina and were subsequently removed to federal court. The defendants in the lawsuits include the manufacturers of PFAS products, as well as companies that allegedly used PFAS-containing products in their manufacturing operations. The four lawsuits naming CompX allege that CompX was one of many companies that used products containing PFAS in its manufacturing operations, and that such operations have collectively impacted drinking water supplies used by the water companies. The plaintiffs do not allege that CompX has failed to comply with, or has violated, any environmental regulation, permit or statute. The plaintiffs instead assert claims under common law theories of negligence, nuisance, trespass, failure to warn, and unfair trade practices. CompX intends to deny liability and will defend vigorously against all claims.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividends – Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of March 3, 2025, there were approximately 715 holders of record of our common stock.

Performance Graph – Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2019 through December 31, 2024. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2019, and assumes the reinvestment of our regular quarterly dividends in shares of our stock.

	December 31,
	2019	2020	2021	2022	2023	2024
Valhi common stock	$100	$70	$135	$104	$74	$115
S&P 500 Index	100	118	152	125	158	197
S&P 500 Industrial Conglomerates	100	110	116	106	132	182

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
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

Equity Compensation Plan Information – We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 100,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2024, an aggregate of 78,300 shares were available for future award under this plan. See Note 16 to our Consolidated Financial Statements.

Treasury Stock Purchases – In March 2005 and November 2006, our board of directors authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. The aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2024. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we could terminate the program prior to completion. We will use our cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 16 to our Consolidated Financial Statements.

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

We have three consolidated reportable operating segments:

●	Chemicals – Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added TiO2. TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals.
●	Component Products – We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare applications and a variety of other industries. CompX is also a leading manufacturer of wake enhancements systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine industry.
●	Real Estate Management and Development – We operate in real estate management and development through our majority control of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. BMI previously, through wholly-owned subsidiaries, also was responsible for the delivery of water to the City of Henderson and various other users through September 2022, and provided utility services to certain industrial customers prior to December 2023.

Operations Overview

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 –

We reported net income attributable to Valhi stockholders of $108.0 million or $3.79 per diluted share in 2024 compared to a net loss of $9.9 million or $.35 per diluted share in 2023.

Our net income attributable to Valhi stockholders increased from 2023 to 2024 primarily due to the net effects of:

●	operating income from our Chemicals Segment of $138.5 million in 2024 compared to an operating loss of $41.1 million in 2023;
●	a non-cash gain of $64.5 million in 2024 resulting from the remeasurement of the Chemicals Segment’s investment in the TiO2 manufacturing joint venture;
●	aggregate income of $31.4 million in 2024 related to the settlement of a liability for an environmental remediation site;
●	income from tax increment infrastructure reimbursement of $30.3 million in 2024 compared to $25.2 million in 2023;
●	a non-cash deferred income tax expense of $16.5 million in 2024 related to final tax regulations on the treatment of certain currency translation gains and losses related to our Chemicals Segment;
●	a non-cash deferred income tax expense of $8.2 million in 2024 related to the recognition of a deferred income tax asset valuation allowance related to our Chemicals Segment’s Belgian net deferred tax assets;
●	a non-cash loss on the termination of our U.K. pension plan of $6.2 million in 2023; and
●	higher interest expense in 2024 as a result of refinancing of the Chemicals Segment’s Senior Secured Notes in the first quarter and debt incurred to finance the LPC acquisition in the third quarter.

Our diluted net income per share in 2024 includes:

●	income of $1.18 per share due to the recognition of a non-cash gain resulting from the remeasurement of the Chemicals Segment’s investment in the TiO2 manufacturing joint venture recognized in the third quarter;
●	aggregate income of $.72 per share related to the settlement of a liability for an environmental remediation site recognized in the fourth quarter;
●	income of $.55 per share related to tax increment infrastructure reimbursements recognized in the third and fourth quarters;
●	a loss of $.38 per share due to the recognition of a non-cash deferred income tax expense related to final tax regulations on the treatment of certain currency translation gains and losses related to our Chemicals Segment in the fourth quarter; and
●	a loss of $.19 per share due to the recognition of a non-cash deferred income tax expense related to the recognition of a deferred income tax asset valuation allowance related to our Chemicals Segment’s Belgian net deferred tax assets in the fourth quarter.

Our diluted net loss per share in 2023 includes:

●	income of $.46 per share related to tax increment infrastructure reimbursements recognized in the third and fourth quarters;
●	a loss of $.13 per share due to the termination of our U.K. pension plan recognized in the second quarter;

●	a loss of $.10 per share related to workforce reductions by our Chemicals Segment recognized in the fourth quarter;
●	a loss of $.06 per share related to the write-off of certain costs resulting from a capital project termination recognized in the fourth quarter; and
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment recognized in the first, second and third quarters.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 –

We reported a net loss attributable to Valhi stockholders of $9.9 million or $.35 per diluted share in 2023 compared to net income of $87.2 million or $3.06 per diluted share in 2022.

Our net income attributable to Valhi stockholders decreased from 2022 to 2023 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment in 2023 compared to 2022 including 2023 charges of $5.8 million related to workforce reductions and $3.8 million related to the write-off of certain costs resulting from a capital project termination;
●	aggregate charges of $19.7 million in our Real Estate Management and Development Segment in 2022 related to the impairment of certain fixed assets and the bankruptcy filing of BWC;
●	income from tax increment infrastructure reimbursement of $25.2 million in 2023 compared to $15.2 million in 2022; and
●	a non-cash loss on the termination of our U.K. pension plan of $6.2 million in 2023.

Our diluted net loss per share in 2023 includes:

●	income of $.46 per share related to tax increment infrastructure reimbursements recognized in the third and fourth quarters;
●	a loss of $.13 per share due to the termination of our U.K. pension plan recognized in the second quarter;
●	a loss of $.10 per share related to workforce reductions by our Chemicals Segment recognized in the fourth quarter;
●	a loss of $.06 per share related to the write-off of certain costs resulting from a capital project termination recognized in the fourth quarter; and
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment recognized in the first, second and third quarters.

Our diluted net income per share in 2022 includes:

●	aggregate charges of $.35 per share related to the bankruptcy filing of BWC, including $.29 per share related to the impairment of the water delivery system fixed assets, primarily recognized in the second quarter, and $.04 per share loss on the deconsolidation of BWC and $.02 per share of bad debt expense related to an intercompany receivable with BWC, both recognized in the third quarter;
●	income of $.28 per share related to tax increment infrastructure reimbursements recognized in the third and fourth quarters; and
●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment recognized in the third quarter.

We discuss these amounts more fully below.

Current Forecast for 2025 –

We currently expect consolidated operating income for 2025 to be higher as compared to 2024 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2025 primarily due to the positive impact of improved demand;
●	higher operating income from our Real Estate Management and Development Segment in 2025 due to higher expected infrastructure reimbursements; and
●	higher operating income from our Component Products Segment in 2025 as marine sales are expected to improve in 2025.

Our expectations for our future operating results are based upon a number of factors beyond our control, including worldwide growth of gross domestic product, competition in the marketplace, continued operation of competitors, technological advances, worldwide production capacity, public health crises, the effect of tariffs, and the impact of economic conditions and geopolitical events on demand for our products or our customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted. If actual developments differ from our expectations, our results of operations could be unfavorably affected.

Segment Operating Results – 2024 Compared to 2023 and 2023 Compared to 2022

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

As previously reported, effective the Acquisition Date of July 16, 2024, Kronos acquired the 50% joint venture interest in LPC previously held by Venator. Prior to the acquisition, Kronos held a 50% joint venture interest in LPC through a wholly-owned subsidiary. LPC was operated as a manufacturing joint venture between Kronos and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. Kronos acquired the 50% joint venture interest that it did not already own for consideration of $185 million less a working capital adjustment. An additional earn-out payment of up to $15 million based on Kronos’ aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 may be required. The acquisition was financed through borrowings of $132.1 million under Kronos’ Global Revolver and the remainder paid with cash on hand. Kronos accounted for the acquisition of the interest in LPC as a business combination. For financial reporting purposes, the assets acquired and liabilities assumed of LPC are included in our Consolidated Balance Sheet as of December 31, 2024, and the results of operations and cash flows of LPC are included in our Consolidated Statement of Operations and Cash Flows beginning as of the Acquisition Date. See Note 3 to our Consolidated Financial Statements.

	Years ended December 31,			% Change
	2022	2023	2024	2022-23	2023-24

	(Dollars in millions)
Net sales	$1,930.2	$1,666.5	$1,887.1	(14)%	13%
Cost of sales	1,540.2	1,502.7	1,530.1	(2)	2
Gross margin	$390.0	$163.8	$357.0	(58)	118
Operating income (loss)	$174.6	$(41.1)	$138.5	(124)	437
Percent of net sales:
Cost of sales	80%	90%	81%
Gross margin	20	10	19
Operating income (loss)	9	(2)	7
TiO2 operating statistics:
Sales volumes*	481	419	504	(13)%	20%
Production volumes*	492	401	535	(19)%	33%

Percent change in TiO2 net sales:
TiO2 sales volumes				(13)%	20%
TiO2 product pricing				(4)	(5)
TiO2 product mix/other				2	(2)
Changes in currency exchange rates				1	—
Total				(14)%	13%
*	Thousands of metric tons

Industry Conditions and 2024 Overview – Our Chemicals Segment and the TiO2 industry experienced an extended period of significantly reduced demand reflected in our Chemicals Segment’s sales volumes beginning in the second half of 2022 and continuing throughout 2023. While demand improved in 2024 resulting in increased sales volumes across all major markets compared to the prior year, overall demand remained below average historical levels. After improving in the first half of 2024, demand moderated in the second half of the year, which placed downward pressure on our Chemicals Segment’s TiO2 pricing with 2024 average TiO2 selling prices approximately 5% below the average TiO2 selling prices for 2023.

Our Chemicals Segment operated its production facilities at 72% of practical capacity utilization in 2023 in response to decreased demand and higher production costs. As a result of the increase in demand experienced in the fourth quarter of 2023 and the first quarter of 2024, along with more favorable production costs, our Chemicals Segment began increasing its production rates during the first quarter of 2024 and it operated at near practical capacity in the second, third and fourth quarters of 2024 resulting in 96% of practical capacity utilization in 2024.

The following table shows our Chemicals Segment’s capacity utilization rates during 2023 and 2024.

	Production Capacity Utilization Rates
	2023	2024
First quarter	76%	87%
Second quarter	64%	99%
Third quarter	73%	92%
Fourth quarter	75%	97%
Overall	72%	96%

Excluding the effect of changes in currency exchange rates, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in 2024 was significantly lower as compared to 2023 primarily due to significant decreases in per metric ton production costs (primarily energy and raw materials).

In response to the extended period of reduced demand in 2023, discussed above, our Chemicals Segment took measures to reduce its operating costs and improve its long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the second half of 2023 that primarily impacted its European operations. A substantial portion of our Chemicals Segment’s workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. Our Chemicals Segment recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of 2023. In the third quarter of 2024, our Chemicals Segment closed its sulfate process production line at its plant in Varennes, Canada. As a result of the process line closure, our Chemicals Segment recognized charges to cost of sales of approximately $2 million during 2024 related to workforce reductions. Our Chemicals Segment also recognized approximately $14 million in non-cash charges primarily related to accelerated depreciation in the second and third quarters of 2024.

Net Sales – Our Chemicals Segment’s net sales in 2024 increased 13%, or $220.6 million, compared to 2023 primarily due to the effects of a 20% increase in sales volumes due to improved overall demand across all major markets (which increased net sales by approximately $333 million) partially offset by a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $83 million). Changes in product mix negatively contributed to net sales, primarily due to changes in product sales mix in export markets in 2024 as compared to 2023. Additionally, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemicals Segment’s net sales by approximately $5 million in 2024 as compared to 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Incremental sales volumes resulting from the LPC acquisition did not significantly impact comparisons to the prior year.

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

Cost of Sales and Gross Margin – Cost of sales increased $27.4 million, or 2%, in 2024 compared to 2023 due to the net effects of a 20% increase in sales volumes, a 33% increase in production rates resulting in reduced unabsorbed fixed production costs, and lower production costs of approximately $115 million (primarily energy and raw materials). Our Chemicals Segment’s unabsorbed fixed production costs in 2024 were $12 million (incurred in the first quarter) compared to $96 million in 2023 related to curtailments that began in 2022 and continued into the first quarter of 2024, as discussed above. Our Chemicals Segment’s cost of sales in 2024 include a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges related to the closure of its sulfate process line in Canada discussed above. Sales and production volumes resulting from the LPC acquisition did not materially impact comparisons to the prior year.

Our Chemicals Segment’s cost of sales as a percentage of net sales decreased to 81% in 2024 compared to 90% in 2023 primarily due to the favorable effects of increased sales, lower production costs and higher production volumes resulting in increased coverage of fixed production costs.

Gross margin as a percentage of net sales increased to 19% in 2024 compared to 10% in 2023. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to higher sales and production volumes as well as lower production costs, partially offset by lower average TiO2 selling prices.

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

Operating Income (Loss) – Our Chemicals Segment had operating income of $138.5 million in 2024 compared to an operating loss of $41.1 million in 2023 as a result of the factors impacting gross margin discussed above. Our Chemicals Segment recognized a gain of $2.5 million in 2023 related to cash received from the settlement of a business interruption insurance claim. We estimate that changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $10 million in 2024 as compared to 2023, as further discussed below.

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

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.3 million in each of 2022 and 2023 and $2.5 million in 2024, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates - 2024 vs 2023
				Translation
				gains	Total currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$5	$5
Operating income (loss)	1	2	1	9	10

The $5 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as euro-denominated sales were translated into more U.S. dollars in 2024 as compared to 2023. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2024 did not have a significant effect on the reported amount of net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $10 million increase in operating income was comprised of the following:

●	Higher net currency transaction gains of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations, and
●	Approximately $9 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro caused additional net translation gains as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects on euro-denominated operating costs being translated into more U.S. dollars in 2024 as compared to 2023.

Impact of changes in currency exchange rates - 2023 vs. 2022
				Translation
				gains	Total currency
	Transaction gains recognized			impact of	impact
	2022	2023	Change	rate changes	2023 vs. 2022

	(In millions)
Impact on:
Net sales	$—	$—	$—	$10	$10
Operating income (loss)	12	1	(11)	27	16

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

Outlook – Our Chemicals Segment’s overall customer demand improved in 2024 compared to the historical low demand it experienced during 2023, although demand levels remained below historical averages and customer demand moderated in the second half of the year as compared to the first half of the year across all major markets. Our Chemicals Segment expects demand to improve in 2025, particularly in Europe where the European Commission enacted duties on Chinese imports of TiO2 in mid-2024; however, our Chemicals Segment expects overall demand will remain below historical levels due to continued global economic uncertainty caused, in part, by the potential implementation of tariffs by the U.S. and other countries. Our Chemicals Segment believes customer inventory levels were low at the end of 2024 due to customer hesitancy to build inventory late in the year and our Chemicals Segment is receiving customer orders on shorter notice than it experienced early in 2024 indicating that customers have a cautious demand outlook and are carefully managing inventory levels. TiO2 selling prices softened in the second half of 2024 in response to sluggish demand and competitive pressures. Our Chemicals Segment expects these pricing pressures to be somewhat mitigated in 2025, particularly in Europe, as a result of the duties enacted on low-cost imports from China. Our Chemicals Segment is operating its facilities at production rates in line with the current and expected near-term demand and believes its production rates for 2025 will be slightly above 2024 rates.

Our Chemicals Segment is focused on cost reduction initiatives designed to improve its long-term cost structure. In 2023, our Chemicals Segment implemented targeted workforce reductions and certain ongoing process improvement initiatives. In the third quarter of 2024, our Chemicals Segment closed its Canadian sulfate process line to improve gross margins through the optimization of production of its purified grades. Raw material, energy and other input costs generally improved during 2024; however, energy costs in Europe have trended up in recent months and remain above historical levels. Our Chemicals Segment expects raw material and other input costs will continue to moderate in 2025. Overall, primarily due to improved demand, our Chemicals Segment expects to report higher operating results for the full year of 2025 as compared to 2024, although it will need to achieve TiO2 selling price increases in order to recognize margins more in-line with historical levels.

As noted above, our Chemicals Segment acquired full control of LPC in July 2024. Our Chemicals Segment believes this acquisition is a unique opportunity to immediately add value to its customers and better serve the North American marketplace by allowing our Chemicals Segment to expand its product offerings and increase sales to new and existing customers while recognizing significant synergies, including commercial, overhead and supply chain optimization. Our Chemicals Segment is in the process of fully integrating the additional LPC production capacity, and it expects the acquisition will have a positive impact on its earnings in 2025, although the potential positive impact will be limited by competitive pressures and by the additional debt service costs associated with the increase in borrowings to complete the transaction. With the increased borrowing availability under our Chemicals Segment’s Global Revolver, as well as cash on hand, it was able to finance the required working capital for the improvements needed to fully integrate the acquired LPC production capacity.

Our expectations for the TiO2 industry and our Chemicals Segment’s operations are based on a number of factors outside our control. Our Chemicals Segment’s operations are affected by global and regional economic, political and regulatory factors and it has experienced global market disruptions. As noted above, energy costs in Europe, which spiked when Russia invaded Ukraine, remain above historical levels. In addition, our Chemicals Segment operates a TiO2 facility in Canada, and the majority of production from that facility is currently sold into the U.S. The U.S. federal government’s recently enacted 25% tariff on our Chemicals Segment’s imports from Canada could harm its ability to compete and adversely impact its earnings and profitability if such tariffs are sustained for an extended period of time without exclusion. Our Chemicals Segment has begun to implement strategies to minimize the potential impacts. Future impacts on our Chemicals Segment’s operations will depend on, among other things, future energy costs, the effect newly enacted tariffs have on jurisdictions in which our Chemicals Segment or its customers and suppliers operate, its success in implementing mitigation strategies, and the impact economic conditions and geopolitical events have on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Component Products –

Our Component Products Segment reported operating income of $17.0 million in 2024 and $25.4 million in each of 2023 and 2022. The decrease in operating income in 2024 compared to 2023 is due to lower sales and gross margin at both security products and marine components reporting units. Operating income in 2023 was comparable to 2022 as lower marine components sales were offset by higher security products sales and higher gross margin percentages across both reporting units.

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

	Years ended December 31,			% Change
	2022	2023	2024	2022-23	2023-24

	(Dollars in millions)
Net sales:
Security products	$114.5	$121.2	$115.2	6%	(5)%
Marine components	52.1	40.1	30.7	(23)	(23)
Total net sales	166.6	161.3	145.9	(3)	(10)
Cost of sales	117.8	112.1	104.6	(5)	(7)
Gross margin	$48.8	$49.2	$41.3	1	(16)
Operating income	$25.4	$25.4	$17.0	—	(33)

Percent of net sales:
Cost of sales	71%	70%	72%
Gross margin	29	31	28
Operating income	15	16	12

Net Sales – Our Component Products Segment’s net sales decreased $15.4 million in 2024 compared to 2023 primarily due to lower marine components sales to the towboat market and lower security products sales to the government security market. Marine components net sales decreased $9.4 million, or 23%, in 2024 as compared to 2023 primarily due to $8.7 million lower sales to the towboat market through the first three quarters of 2024, partially offset by higher sales in the fourth quarter of 2024, including $1.1 million higher sales to the towboat market and $1.0 million higher sales to the government market. Relative to the full year of 2023, marine component sales were $7.6 million lower to the towboat market (primarily to original equipment boat manufacturers), $1.4 million lower to the industrial market and $.6 million lower to each the engine builder market and distributors, partially offset by $1.4 million higher sales to the government market. Security products net sales decreased $6.0 million, or 5%, in 2024 as compared to 2023 primarily due to lower sales to the government security market as a result of sales related to a pilot project for a government security customer that shipped in the third and fourth quarters of 2023 and for which there were no related sales in 2024. Relative to prior year, sales were $8.3 million lower to the government security market, $2.0 million lower to the transportation market and $.9 million lower to distributors, partially offset by $4.1 million higher sales to the healthcare market and $.7 million higher sales to the tool storage market.

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

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales decreased in 2024 compared to 2023 primarily due to the effects of lower sales at both security products and marine components partially offset by higher production costs across both reporting units. As a result, our Component Products Segment’s cost of sales as a percentage of net sales increased over the same period. Our Component Products Segment’s gross margin as a percentage of net sales decreased in 2024 compared to 2023 primarily due to the factors affecting cost of sales and decreased coverage of fixed costs due to lower sales. Security products gross margin as a percentage of net sales for 2024 decreased as compared to 2023 primarily due to lower sales, a less favorable customer and product mix, higher employee related costs (primarily increased medical costs), higher materials costs (primarily brass and electronics) in the latter half of the year and decreased coverage of fixed costs due to lower sales. Marine components gross margin as a percentage of net sales decreased in 2024 compared to 2023 primarily due to higher cost inventory produced during the fourth quarter of 2023 and sold in the first quarter of 2024 and decreased coverage of fixed costs as a result of lower sales, partially offset by a more favorable customer and product mix, lower employee salaries and benefits of approximately $1.8 million primarily related to headcount reductions and decreased labor costs of $1.2 million due to lower production volumes.

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

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income decreased in 2024 compared to 2023 and increased in 2023 compared to 2022. Operating income margins were primarily impacted by the factors affecting net sales, cost of sales and gross margin, discussed above. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property and equipment. Operating costs and expenses increased $.5 million in 2024 compared to 2023 predominantly due to higher employee salary and benefit costs at security products.

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

General – Our Component Products Segment’s profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control its manufacturing costs, primarily comprised of labor costs and materials. The materials used in our Component Products Segment’s products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass, aluminum and stainless steel. Total material costs represented approximately 46% of our Component Products Segment’s cost of sales in 2024, with commodity-related raw materials representing approximately 13% of its cost of sales. Our Component Products Segment’s raw material prices were generally stable through the first half of 2024. Beginning in the latter half of the third quarter our Component Products Segment began to experience moderate increases in certain raw material costs, particularly brass. The zinc market was volatile in 2024, but our Component Products Segment was successful in making strategic spot buys to keep its costs consistent with 2023. Prices for aluminum and stainless steel, which are the primary raw materials used for the manufacture of marine components (including marine exhaust headers and pipes, wake enhancement systems, throttles and trim tabs), were relatively stable in 2024 because our Component Products Segment took advantage of volume purchase opportunities during the year. In most cases, commodity raw materials our Component Products Segment purchases include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation and energy. Processing and conversion costs are not expected to decrease and may negate the benefit of softening commodity prices on our Component Products Segment’s purchases. Based on current economic conditions, our Component Products Segment expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2025 to be relatively stable, although governmental actions such as tariffs may impact markets.

Our Component Products Segment occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 – “Business – Component Products Segment – CompX International Inc. – Raw Materials.”

Outlook – As noted above, in the second half of 2023 our Component Products Segment’s security products reporting unit had significant sales related to a pilot project for a government security customer. Excluding these sales in 2023, security products sales would have increased in 2024 as compared to 2023 due to increased sales across a variety of markets, particularly increased sales of mechanical locks to the government security market. At the marine components reporting unit, the decline in sales to the towboat market as a result of the contraction in the recreational marine industry that began in the second quarter of 2023 continued through the third quarter of 2024. Marine components net sales increased in the fourth quarter of 2024 compared to the fourth quarter of 2023 as a result of stabilizing demand in the towboat market as well as increased sales to the government market. Raw material prices remained relatively stable through the first half of the year; however, beginning in the third quarter of 2024 our Component Products Segment experienced price increases in certain commodity raw materials, primarily brass and electronic components at the security products reporting unit.

Our Component Products Segment expects security products net sales in 2025 to improve modestly over 2024, and our Component Products Segment expects gross margin and operating income percentages in 2025 to be slightly above 2024 due to pricing improvements on the security products product mix. Our Component Products Segment expects marine components net sales to increase in 2025 due to higher expected sales to the government and industrial markets. Our Component Products Segment believes the recreational marine market has stabilized, and it expects marine components sales to the towboat market in 2025 will be comparable to 2024. Overall our Component Products Segment expects marine components to have improved gross margins and operating income percentages in 2025 compared to 2024 due to higher expected sales volumes. During 2024 our Component Products Segment was aggressive in aligning its production capabilities and inventories to demand levels. In 2025, our Component Products Segment will continue to monitor current and anticipated near-term customer demand levels to ensure its production capabilities and inventories are aligned accordingly.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Currently, our Component Products Segment’s supply chains are stable and transportation and logistical delays are minimal. Our Component Products Segment has in the past experienced global and domestic supply chain challenges, and any future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the effect of tariffs, and the impact of economic conditions and geopolitical events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development –

	Years ended December 31,
	2022	2023	2024

	(In millions)
Net sales:
Land sales	$120.9	$92.6	$71.5
Utility and other	1.2	1.3	.3
Water delivery	3.6	—	—
Total net sales	125.7	93.9	71.8
Cost of sales	74.1	61.7	45.6
Gross margin	$51.6	$32.2	$26.2
Operating income	$39.4	$49.9	$55.2

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

LandWell began marketing land for sale in the residential/planned community in December 2013 and at December 31, 2024 approximately 20 saleable acres remain. LandWell has been actively marketing and selling the land zoned for commercial and light industrial use and at December 31, 2024 approximately 15 saleable acres remain. Contracts for land sales are negotiated on an individual basis, and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract or land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In most instances buyers can cancel an escrow agreement with no financial penalties until shortly before the closing date. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all the land in the residential/planned community has been sold; however, we expect the development work to take two to three years to complete.

Net Sales and Operating Income – Substantially all the net sales from our Real Estate Management and Development segment in 2024 and 2023 consisted of revenues from land sales. We recognized $71.5 million in revenues on land sales during 2024 compared to $92.6 million in 2023. All of the land sales revenues recognized in 2024 are related to land sold in prior years. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods, and substantially all the land sales revenue we recognized in 2024 and 2023 was under this method of revenue recognition. Land sales revenue in 2024 decreased compared to 2023 due to the decreased pace of development activity for previously sold parcels within the residential/planned community, primarily due to delays in receiving city permits and delays in environmental related approvals. The pace of development activities is dictated by a number of factors such as city permit and design approval, approval from the Nevada Department of Environmental Protection and labor and materials availability. Cost of sales related to land sales revenues was $45.1 million in 2024 compared to $60.8 million in 2023. Included in operating income was income related to the tax increment reimbursement note receivables of $30.3 million and $25.2 million in 2024 and 2023, respectively. See Note 7 to our Consolidated Financial Statements.

Substantially all the net sales from our Real Estate Management and Development segment in 2023 and 2022 consisted of revenues from land sales. We recognized $92.6 million in revenues on land sales during 2023 compared to $120.9 million in 2022. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods, and substantially all the land sales revenue we recognized in 2023 and 2022 was under this method of revenue recognition. Land sales revenue in 2023 decreased compared to 2022 due to the decreased pace of development activity dictated by the factors noted above within the residential/planned community. Cost of sales related to land sales revenues was $60.8 million in 2023 compared to $69.7 million in 2022. Included in operating income was income related to the tax increment reimbursement note receivables of $25.2 million and $15.2 million in 2023 and 2022, respectively. See Note 7 to our Consolidated Financial Statements.

The remainder of net sales and cost of sales related to this segment primarily relates to water delivery fees and expenses. Prior to BWC’s bankruptcy filing on September 10, 2022, BMI was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC. BWC’s water delivery system operated on Lake Mead in Nevada. Late in the second quarter of 2022, Lake Mead water levels dropped precipitously to historically low levels. On June 30, 2022 BWC was no longer able to pump water and consequently ceased operations at its water intake facility. We considered BWC’s inability to pump water from Lake Mead to be a triggering event under ASC 360 Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment. Because BWC was unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value. The $16.4 million impairment charge primarily recognized in the second quarter of 2022 represented the write down of the book value to the estimated salvage value of the assets. Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022 BWC and its wholly-owned subsidiary (collectively, “Debtors”) voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada. Because BWC filed for bankruptcy protection, we and BMI could no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing and recognized a loss of $2.0 million in the third quarter of 2022 on the deconsolidation. In addition, BMI had an outstanding intercompany accounts receivable balance with BWC on the date of the bankruptcy filing, and we recognized $1.3 million of bad debt expense to fully reserve this balance during the third quarter of 2022.

On November 8, 2023, the Bankruptcy Court for the District of Nevada (“Court”) entered an order approving Debtors’ plan of reorganization, which provided for the sale of substantially all Debtors’ assets and the transfer of substantially all of their operating and other agreements to one of their industrial customers. The transaction closed on November 17, 2023 at which time Debtors discontinued their water delivery operations. The proceeds of the sale were used to repay creditors of the Debtors. On July 10, 2024, the Court approved the closure of the Debtors’ bankruptcy case. BWC and its wholly-owned subsidiary BWC SPE I, LLC were subsequently dissolved with the remaining cash at BWC of $2.6 million distributed to BMI. See Note 3 to our Consolidated Financial Statements.

On December 1, 2023, BMI sold its subsidiary BPC, which provided electricity to four customers located in the industrial park, and its sewer system assets to another of its industrial customers. The sale was for minimal cash consideration and the assumption of liabilities, and upon the closing of the sale we recognized a loss of $2.6 million. BMI provided transition services to the purchaser of the businesses for a limited time. With the sale of BPC and the completion of the bankruptcy, we no longer provide services to the industrial park which allows us to focus on land sales and development activity for the residential/planned community.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. At December 31, 2024, substantially all of the land in the residential/planned community had been sold with approximately 20 saleable acres remaining. A contract for the remaining 20 acres is currently in escrow with a home builder, and the sale is scheduled to close by mid-2025. There are also 15 saleable acres zoned for light industrial and commercial use outside of the 2,100 acre residential/planned community available for sale. Demand for retail and commercial use in the Las Vegas area is not as strong as residential demand, and we expect it will take more time to sell these remaining acres. At December 31, 2024 we have deferred revenue of $32.1 million related to post-closing obligations on land sales closed prior to 2024. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, although we have already received substantially all the cash proceeds related to these sales. We currently expect to take two to three years to complete our post-closing obligations. Any delays or curtailments in infrastructure development related to post-closing obligation activities will delay the amount of revenue we recognize on previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the construction expected to continue for the next two to three years. We expect these land development costs in 2025 to be comparable to 2024 due to the timing of planned infrastructure projects and the availability of certain construction materials. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue, and therefore, this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement under our Owner Participation Agreement (“OPA”) with the City of Henderson, and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City for approval of additional OPA note receivables. The maximum reimbursement under the OPA is $209 million. We have collected $32.7 million to date and expect to reach the maximum in the next 7 to 10 years.

General Corporate Items, Interest Expense, Income Taxes, Noncontrolling Interest and Related Party Transactions

Insurance Recoveries – NL has agreements with certain insurance carriers pursuant to which the carriers reimburse NL for a portion of its past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts NL received from these insurance carriers. NL received $1.4 million and $.5 million in insurance recoveries during 2024 and 2023, respectively. Insurance recoveries in 2022 were nominal. See Note 13 to our Consolidated Financial Statements.

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

Gain on Remeasurement of Investment in TiO2 Manufacturing Joint Venture – We recognized a gain on the remeasurement of Kronos’ investment in LPC of $64.5 million in the third quarter of 2024 as a result of the acquisition. See Note 3 to our Consolidated Financial Statements.

Other Components of Net Periodic Pension and OPEB Expense – We recognized other components of net periodic pension and OPEB expense of $2.6 million in 2024, $11.8 million in 2023 and $13.9 million in 2022. The decrease in 2024 compared to 2023 is primarily due to a higher expected return on plan assets, lower discount rates impacting interest costs and a non-recurring $6.2 million in settlement costs related to the termination and buy-out of our U.K. pension plan in the second quarter of 2023. The decrease in 2023 compared to 2022 is primarily due to the net effects of higher discount rates impacting interest cost, previously unrecognized actuarial losses and $6.2 million in settlement costs related to the termination and buy-out of our U.K. pension plan during the second quarter of 2023. See Note 11 to our Consolidated Financial Statements.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries –  Our subsidiaries Kronos and NL hold shares of our common stock. As discussed in Note 16 to our Consolidated Financial Statements, we account for our proportional interest in these shares of our common stock as treasury stock, at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Consolidated Balance Sheets at fair value. Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss. Under the principles of consolidation, we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. The $1.9 million gain in 2024, the $1.7 million loss in 2023 and the $1.6 million loss in 2022 recognized in our Consolidated Financial Statements represent the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Income and Other – Interest income and other of $22.0 million in 2024 was comparable to 2023. Interest income and other increased $10.9 million in 2023 compared to 2022 primarily due to higher average interest rates and increased investment balances. See Note 13 to our Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses of $4.3 million in 2024 decreased compared to corporate expenses of $35.2 million in 2023 primarily due to income of $31.4 million recognized in the fourth quarter of 2024 as a result of the settlement of a liability for an environmental remediation site, including income of $9.6 million received from private companies participating in the settlement. Included in corporate expense are:

●	litigation and related costs at NL of $3.0 million in 2024 and $4.4 million in 2023; and
●	income from environmental remediation of $19.2 million in 2024 compared to costs of $2.5 million in 2023.

Corporate expenses were 4% lower at $35.2 million in 2023 compared to corporate expenses of $36.6 million in 2022 due primarily to lower administrative expenses. Included in corporate expense are:

●	litigation and related costs at NL of $4.4 million in 2023 and $4.2 million in 2022; and
●	environmental remediation and related costs of $2.5 million in 2023 compared to $1.7 million in 2022.

Overall, we currently expect that our net general corporate expenses in 2025 will be higher than 2024 primarily due to income recognized in 2024 related to the settlement of a liability for an environmental remediation site in the fourth quarter of 2024.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 18 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2025, or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2025, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

Interest Expense – Interest expense increased $21.6 million in 2024 compared to 2023 primarily due to higher interest rates on Kronos’ new debt issued in February and July of 2024 and higher average debt balances as a result of the LPC acquisition. As a result of the exchange, interest expense in 2024 also includes a charge of $1.5 million for the write-off of deferred financing costs. Interest expense of $28.3 million in 2023 was comparable to $27.9 million in 2022.

We expect interest expense will be higher in 2025 as compared to 2024 primarily due to the higher debt balances as a result of the third quarter acquisition of LPC and higher interest rates on Kronos’ new debt issued in February and July of 2024. See Note 9 to our Consolidated Financial Statements.

Income Tax Expense (Benefit) – We recognized income tax expense of $82.9 million in 2024 compared to an income tax benefit of $24.6 million in 2023. The increase is primarily due to higher earnings in 2024 and the jurisdictional mix of such earnings. We recognized an income tax benefit of $24.6 million in 2023 compared to income tax expense of $36.8 million in 2022. The decrease is primarily due to lower earnings in 2023 and the jurisdictional mix of such earnings.

Our income tax expense in 2024 includes a non-cash deferred income tax expense of $8.2 million in the fourth quarter, related to the recognition of a deferred income tax asset valuation allowance for our Chemicals Segment’s Belgian net deferred tax assets. We continue to believe we will ultimately realize the full benefit of our Belgian NOL carryforwards, in part because of their indefinite carryforward period. However, our ability to reverse all or a portion of such valuation allowance in the future is dependent on the presence of sufficient positive evidence, such as the existence of cumulative profits in the most recent twelve consecutive quarters, and the ability to demonstrate future profitability for a sustainable period. Until such time as we are able to reverse the valuation allowance in full, to the extent we generate additional losses in Belgium in the intervening periods, our effective income tax rate will be negatively impacted, because any further losses will effectively be recognized without the net income tax benefit.

On December 10, 2024, the Department of the Treasury and the Internal Revenue Service released final currency regulations under §987 and related rules (the “2024 Final Regulations”). The 2024 Final Regulations generally apply to tax years beginning after December 31, 2024, and include transition rules that require us to compute a pretransition gain or loss for currency translation related to the operations, assets and liabilities of our Chemicals Segment’s non-U.S. qualified business units. Pursuant to the 2024 Final Regulations, we have calculated a pretransition gain of $77.1 million and, accordingly, our income tax expense in 2024 includes a non-cash deferred income tax expense of $16.5 million recognized in the fourth quarter.

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions. Generally, our consolidated effective income tax rate is higher than the U.S. federal statutory tax rate of 21% primarily because the income tax rates applicable to the pre-tax earnings (losses) of our non-U.S. operations are generally higher than the income tax rates applicable to our U.S. operations.  However, in 2022 our consolidated effective income tax rate was lower than the U.S. federal statutory rate of 21% due to the effect of a tax benefit relating to the partial release of our valuation allowance associated with the 2022 utilization of a portion of our business interest expense carryforwards.

See Note 14 to our Consolidated Financial Statements for more information about our 2024 income tax items, including a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries increased in 2024 compared to 2023 primarily due to increased operating income at Kronos. Noncontrolling interest in operations of subsidiaries decreased from 2022 to 2023 primarily due to lower operating income at Kronos. See Note 15 to our Consolidated Financial Statements.

Related Party Transactions – We are a party to certain transactions with related parties. See Note 17 to our Consolidated Financial Statements.

Foreign Operations

We have substantial operations located outside the United States, principally our Chemicals Segment’s operations in Europe and Canada. The functional currency of these operations is the local currency. As a result, the reported amount of our assets and liabilities related to these foreign operations will fluctuate based upon changes in currency exchange rates. At December 31, 2024, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

We believe the most critical accounting policies and estimates involving significant judgment primarily relate to goodwill, long-lived assets, revenue recognized over time using cost-based inputs, defined benefit pension plans, income taxes, acquisition of joint venture, and litigation and environmental liabilities. We have discussed the development, selection and disclosure of our critical accounting estimates with the audit committee of our board of directors.

Goodwill – Our net goodwill totaled $382.3 million at December 31, 2024 primarily resulting from our various step acquisitions of Kronos and NL (which occurred before the implementation of the current accounting standards related to noncontrolling interest) and to a lesser extent CompX’s purchase of various businesses and Kronos’ purchase of the remaining 50% interest in LPC in 2024. In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

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

For our Chemicals Segment, we use Level 1 inputs of publicly traded market prices to compare the book value to assess impairment. We also consider control premiums when assessing fair value. When we performed our annual goodwill impairment test in the third quarter of 2024 for our Chemicals Segment goodwill, we concluded there was no impairment of such goodwill. However, future events and circumstances could change (i.e. a significant decline in quoted market prices) and result in a materially different finding which could result in the recognition of a material impairment with respect to such goodwill.

Substantially all of the goodwill for our Component Products Segment relates to its security products reporting unit. In 2024, we used the qualitative assessment for our annual impairment test and determined it was not necessary to perform the quantitative goodwill impairment test, as we concluded it is more-likely-than-not that the fair value of the security products reporting unit exceeded its carrying amount.

Long-lived assets – The net book value of our property and equipment totaled $723.4 million at December 31, 2024. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2024 because no such impairment indicators were present.

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

Defined benefit pension plans – We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 11 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $25.4 million in 2022, $18.4 million in 2023 and $9.4 million in 2024. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to all of our defined benefit pension plans of $16.6 million in 2022, $16.3 million in 2023 and $16.4 million in 2024.

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

At December 31, 2024, approximately 65%, 14%, 7% and 11% of the projected benefit obligations related to our plans in Germany, Canada, Norway and the U.S., respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations	Obligations	Obligations
	at December 31, 2022	at December 31, 2023	at December 31, 2024
	and expense in 2023	and expense in 2024	and expense in 2025
Kronos and NL Plans:
Germany	3.7%	3.2%	3.4%
Canada	5.1%	4.6%	4.6%
Norway	3.6%	3.6%	4.3%
U.S.	5.3%	5.0%	5.5%

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

At December 31, 2024, the fair value of plan assets for all defined benefit plans comprised $75.7 million related to U.S. plans and $404.9 million related to non-U.S. plans. All of plan assets attributable to non-U.S. plans related to plans maintained by Kronos, and approximately 35% and 65% of the plan assets attributable to U.S. plans related to plans maintained by NL and Kronos, respectively. At December 31, 2024, approximately 55%, 17%, 9% and 16% of the plan assets related to our plans in Germany, Canada, Norway and the U.S, respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g., equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. We regularly review our actual asset allocation for each of our U.S. and non-U.S. plans and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation when considered appropriate.

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2022, 2023 and 2024 were as follows:

	2022	2023	2024
Kronos and NL plans:
Germany	2.0%	4.8%	5.0%
Canada	3.8%	4.4%	4.9%
Norway	3.0%	4.8%	4.8%
U.S.	4.0%	5.0%	5.0%

Our long-term rate of return on plan asset assumptions in 2025 used for purposes of determining our 2025 defined benefit pension plan expense for Germany, Canada, Norway and the U.S. are 4.8%, 3.7%, 5.3% and 5.0%, respectively.

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

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2025, we expect our defined benefit pension expense will approximate $9 million in 2025. In comparison, we expect to be required to contribute approximately $16 million to such plans during 2025.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2024, our aggregate projected benefit obligations would have increased by approximately $19 million at that date and our defined benefit pension expense would be expected to increase by a nominal amount during 2025. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2025.

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

We periodically review our deferred tax assets (“DTA”) to determine if a valuation allowance is required. For example, at December 31, 2024, our Chemicals Segment has significant German corporate and trade net operating loss (“NOL”) carryforwards of $447.3 million (DTA of $70.8 million) and $40.1 million (DTA of $4.4 million), respectively; and Belgian corporate NOL carryforwards of $72.0 million (DTA of $18.0 million). Prior to December 31, 2024, and using all available evidence, we had concluded that no deferred income tax asset valuation allowance was required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have lengthy carryforward periods (the German and Belgian carryforwards may be carried forward indefinitely), (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. With respect to our Belgium carryforwards, at December 31, 2024, given our operating results during the fourth quarter of 2024 and our current expectations for 2025, we do not have sufficient positive evidence to overcome the significant negative evidence of having cumulative losses in the most recent twelve consecutive quarters in Belgium (even considering that the carryforward period of our Belgian NOL carryforwards is indefinite, one piece of positive evidence). Accordingly, at December 31, 2024, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance of $8.2 million under the more-likely-than-not recognition criteria with respect to our Belgian net deferred tax assets. At December 31, 2024, we continue to conclude no valuation allowance is required to be recognized for our German DTAs although prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

The Organization for Economic Cooperation and Development (the “OECD”), the European Union and other countries have committed to enacting the OECD’s Pillar Two initiative that would provide a global minimum level of taxation for multinational companies to be applied on a country-by-country basis. Currently, many countries have enacted legislation to implement the Pillar Two rules effective for years beginning on or after December 31, 2023. Based on legislation currently enacted, we do not anticipate any material impact to our Consolidated Financial Statements; however, until all the jurisdictions we operate in enact legislation, the full impact of Pillar Two to us is unknown.

Acquisition of joint venture – During the third quarter of 2024, Kronos acquired the 50% joint venture interest in LPC previously held by Venator. Prior to the acquisition we accounted for Kronos’s interest in LPC under the equity method. The application of the purchase method of accounting for business combinations requires Kronos to use significant estimates and assumptions in the determination of the estimated fair value of assets acquired and liabilities assumed. Kronos’ estimates of the fair values of assets acquired and liabilities assumed are based upon assumptions we believe are reasonable, and when appropriate, include assistance from independent third-party valuation advisors. See Note 3 to our Consolidated Financial Statements.

Contingencies – We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and amounts can be reasonably estimated. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). At December 31, 2024 we have recorded total accrued environmental liabilities of $74.6 million.

Obligations for environmental remediation and related costs are difficult to assess, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2025, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates. Such further information or changed circumstances could result in an increase in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities –

Trends in cash flows as a result of our operating income (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings. In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our Chemicals Segment’s non-U.S. subsidiaries. For example, during 2024, relative changes in currency exchange rates resulted in a $.1 million decrease in the reported amount of our cash, cash equivalents and restricted cash compared to a $1.0 million increase in 2023 and a $5.1 million decrease in 2022.

Cash flows from operating activities increased to $44.0 million in 2024 from $3.9 million in 2023. This $40.1 million increase in cash provided by operations in 2024 includes:

●	consolidated operating income of $210.7 million in 2024, an increase of $176.5 million compared to operating income of $34.2 million in 2023;
●	higher amount of net cash used of $92.5 million associated with relative changes in our receivables, inventories, land held for development, payables and accrued liabilities in 2024;
●	higher net cash paid for income taxes in 2024 of $14.4 million primarily due to higher earnings and the relative timing of payments;
●	higher cash paid for interest in 2024 of $18.5 million;
●	cash premium of $6.0 million on the issuance of Kronos’ senior notes; and
●	higher net contributions of $5.8 million to our TiO2 manufacturing joint venture in 2024 prior to the LPC acquisition.

Cash flows from operating activities decreased to $3.9 million in 2023 from $34.9 million in 2022. This $31.0 million decrease in cash provided by operations in 2023 includes:

●	consolidated operating income of $34.2 million in 2023, a decrease of $205.2 million compared to operating income of $239.4 million in 2022;
●	lower amount of net cash used of $84.6 million associated with relative changes in our receivables, inventories, land held for development, payables and accrued liabilities in 2023;
●	lower net cash paid for income taxes in 2023 of $16.3 million primarily due to decreased earnings; and
●	lower net contributions to our TiO2 manufacturing joint venture in 2023 of $13.6 million.

As noted in our discussion of our Real Estate Management and Development segment above, we have sold the majority of the land in our residential/planned community, and in accordance with our development agreement with the City of Henderson and our contractual obligations with builders, we expect to complete our land development obligations over the next two to three years. Because we have largely received cash proceeds from land sales, we expect LandWell to generate negative operating cash flows as it completes its required land development work.

Changes in working capital were affected by accounts receivable and inventory changes, as shown below:

●	Kronos’ average days sales outstanding (“DSO”) decreased from December 31, 2023 to December 31, 2024, primarily due to the relative changes in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) increased from December 31, 2023 to December 31, 2024 primarily due to production volumes exceeding sales volumes in 2024 compared to 2023 when Kronos’ sales volumes exceeded its production volumes.
●	CompX’s average DSO decreased from December 31, 2023 to December 31, 2024 and is primarily impacted by the timing of sales and collections in the last month of the year.
●	CompX’s average DSI at December 31, 2024 was comparable to December 31, 2023 as the increase at the security products reporting unit due to the fulfillment and shipping of a significant order during the fourth quarter of 2023 was offset by the decline at the marine components reporting unit due to elevated inventory balances at December 31, 2023.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	December 31,	December 31,
	2022	2023	2024
Kronos:
Days sales outstanding	64 days	66 days	62 days
Days sales in inventory	103 days	65 days	82 days
CompX:
Days sales outstanding	41 days	36 days	33 days
Days sales in inventory	99 days	95 days	94 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Years ended December 31,
	2022	2023	2024

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$81.7	$5.5	$72.5
Valhi exclusive of subsidiaries	68.8	40.7	60.6
CompX	16.9	25.8	22.9
NL exclusive of subsidiaries	39.2	21.6	36.7
Tremont exclusive of subsidiaries	12.7	11.2	(.4)
BMI	12.1	13.2	2.6
LandWell	(22.0)	17.5	(16.1)
Eliminations and other	(174.5)	(131.6)	(134.8)
Total	$34.9	$3.9	$44.0

Investing Activities –

We disclose capital expenditures by our business segments in Note 2 to our Consolidated Financial Statements.

During 2024:

●	Kronos paid $156.8 million, net of cash acquired, for the remaining TiO2 manufacturing joint venture interest in LPC; see Note 3 to our Consolidated Financial Statements;

●	we had net proceeds of $54.3 million related to marketable securities; and
●	we had net proceeds from the sale of land not used in our operations of $5.6 million.

During 2023:

●	we had net proceeds of $19.3 million of marketable securities; and
●	we had net proceeds from the sale of land not used in our operations of $1.8 million.

During 2022:

●	we had net purchases of $70.7 million of marketable securities; and
●	$8.6 million of BWC’s cash, cash equivalents and restricted cash was removed as part of its deconsolidation in the third quarter (see Note 3 to our Consolidated Financial Statements).

Financing Activities –

During 2024:

●	we repaid $48.8 million on Valhi’s credit facility with Contran; and
●	Kronos exchanged €325 million of its Kronos International, Inc. (“KII”) 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for KII’s newly issued €276.174 million 9.50% Senior Secured Notes due March 2029 (the “New Notes”) plus additional cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran. In the third quarter Kronos issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes” and together with the Old Notes and the New Notes, the “Senior Secured Notes”).

During 2023:

●	we repaid $28.0 million on Valhi’s credit facility with Contran; and
●	Kronos acquired 313,814 shares of its common stock for an aggregate purchase price of $2.8 million.

During 2022:

●	we borrowed $.1 million and repaid $51.6 million on Valhi’s credit facility with Contran;
●	we repaid $8.4 million on BWC’s loan from Western Alliance Bank;
●	Kronos acquired 217,778 shares of its common stock for an aggregate purchase price of $2.3 million; and
●	CompX acquired 78,900 shares of its Class A common stock for an aggregate purchase price of $ 1.7 million.

We paid aggregate cash dividends on our common stock of $9.0 million in 2022 and $9.1 million in each of  2023 and 2024. Distributions to noncontrolling interest in 2022, 2023 and 2024 are primarily comprised of: CompX dividends paid to shareholders other than NL; Kronos dividends paid to shareholders other than us and NL, and BMI and LandWell dividends paid to shareholders other than us.

Outstanding Debt Obligations

At December 31, 2024, our consolidated indebtedness was comprised of:

●	Valhi’s $44.6 million outstanding on its $150 million amended credit facility with Contran which is due no earlier than December 31, 2026;
●	€351.174 million aggregate outstanding on KII’s 9.5% Senior Secured Notes due 2029 plus €5.1 million of unamortized premium ($365.4 million carrying amount, net of unamortized debt issuance costs);
●	€75 million aggregate outstanding on KII’s 3.75% Senior Secured Notes due 2025 ($78.3 million carrying amount);
●	$53.7 million outstanding on Kronos’ subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”);
●	$10.0 million outstanding on Kronos’ Global Revolver; and
●	$11.4 million outstanding on LandWell’s bank loan due April 2036.

Availability under the Global Revolver is subject to a borrowing base calculation, as defined in the agreement. The borrowing base calculated as of December 31, 2024 was approximately $278 million. Effective July 17, 2024, Kronos completed an amendment to its Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increased the maximum borrowing amount from $225 million to $300 million, extended the maturity date to July 2029 and expanded the facility to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. The LPC acquisition was financed through borrowings of $132.1 million under Kronos’ Global Revolver with the remainder paid with cash on hand. On July 30, 2024, Kronos’ wholly-owned subsidiary, KII, issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional New Notes”). The Additional New Notes were issued at a premium of 107.50% of their principal amount, plus accrued interest from February 12, 2024, resulting in net proceeds of approximately $90 million, after fees and expenses. The Additional New Notes are fungible with the New Notes, are treated as a single series with the New Notes, and have the same terms as the New Notes, other than their date of issuance and issue price. The proceeds from the Additional New Notes were used to pay down borrowings incurred under the Global Revolver. Subsequent to the issuance of the Additional New Notes, the Contran Term Loan was amended in August 2024 to change the interest rate from 11.5% (which had been determined by adding an additional spread of 2% to the final interest rate on the New Notes issued in February 2024) to 9.54% (determined by adding a spread of 2% to the effective interest rate of the Additional New Notes issued in July 2024). In each case, the spread used to determine the rate was based upon comparable debt transactions at the time of the issuance of the applicable notes. See Note 9 to our Consolidated Financial Statements.

The Contran Term Loan is subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 to our Consolidated Financial Statements. We are in compliance with all of our debt covenants at December 31, 2024. We believe we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service our obligations, including the Kronos’ Senior Secured Notes and the Contran Term Loan, depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. Kronos’ Senior Secured Notes are collateralized by, among other things, a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor. Kronos’ Global Revolver is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories.

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

We routinely compare our liquidity requirements and alternative uses of capital against the estimated future cash flows we expect to receive from our subsidiaries, and the estimated sales value of those units. As a result of this process, we have in the past sought, and may in the future seek, to raise additional capital, refinance or restructure indebtedness, repurchase indebtedness in the market or otherwise, modify our dividend policies, consider the sale of our interests in our subsidiaries, affiliates, business units, marketable securities or other assets, or take a combination of these and other steps, to increase liquidity, reduce indebtedness and fund future activities. Such activities have in the past and may in the future involve related companies. From time to time we and our subsidiaries may enter into intercompany loans as a cash management tool. Such notes are structured as revolving demand notes and pay and receive interest on terms we believe are more favorable than current debt and investment market rates. The companies that borrow under these notes have sufficient borrowing capacity to repay the notes at any time upon demand. All of these notes and related interest expense and income are eliminated in our Consolidated Financial Statements. We may also from time to time engage in preliminary discussions with existing or potential investors regarding the timing or terms of any such refinancing or other potential transactions.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending December 31, 2025) and long-term obligations (defined as the five-year period ending December 31, 2029). In this regard, see the discussion above in “Outstanding Debt Obligations.” With respect to the €75 million KII 3.75% Senior Secured Notes due 2025, we intend to satisfy this obligation through cash generated from operations or to the extent that is not sufficient, a combination of cash generated from operations and borrowings on the Global Revolver. If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2024, we had credit available under existing facilities of approximately $373 million, which was comprised of:

●	$268 million under Kronos’ global revolving credit facility; and
●	$105(1) million under Valhi’s Contran credit facility.
(1)	Amounts available under this facility are at the sole discretion of Contran.

At December 31, 2024, we had an aggregate of $386.2 million of restricted and unrestricted cash, cash equivalents and marketable securities attributable to operations. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$114.7	$84.5
CompX	60.8	—
NL exclusive of its subsidiaries	123.4	—
BMI	14.7	—
Tremont exclusive of its subsidiaries	11.8	—
LandWell	60.6	—
Valhi exclusive of its subsidiaries	.2	—
Total cash and cash equivalents, restricted cash and marketable securities	$386.2	$84.5

Following the implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Capital Expenditures and Other Investments –

We currently expect our aggregate capital expenditures for 2025 will be approximately $58 million (including approximately $9 million contractually committed at December 31, 2024) as follows:

●	$55 million by our Chemicals Segment, including approximately $24 million in the area of environmental compliance, protection and improvement; and
●	$3 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $53 million on land development costs during 2025, including approximately $51 million contractually committed at December 31, 2024. Land development costs are included in the determination of cash provided by operating activities.

Capital spending for 2025 is expected to be funded through cash generated from operations or borrowing under our existing credit facilities. Planned capital expenditures in 2025 at Kronos and CompX will primarily be to maintain and improve existing facilities and, as it relates to CompX, to meet expected customer demand and maintain technology infrastructure. In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.

Repurchases of our Common Stock and Common Stock of our Subsidiaries –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At December 31, 2024, we had approximately .3 million shares of our common stock available for repurchase under the authorizations described in Note 16 to our Consolidated Financial Statements.

At December 31, 2024, Kronos had approximately 1.0 million shares of its common stock available for repurchase under the authorization described in Note 3 to our Consolidated Financial Statements.

At December 31, 2024, CompX had approximately .5 million shares of its Class A common stock available for repurchase under the authorization described in Note 3 to our Consolidated Financial Statements.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.19 per share in the first and second quarters of 2024 for which we received $22.0 million. In July 2024, Kronos announced a decrease in its regular quarterly dividend from $.19 per share to $.05 per share beginning in the third quarter of 2024. Kronos paid a regular dividend of $.05 per share in the third and fourth quarters of 2024 for which we received $5.8 million. In February 2025 the Kronos board of directors approved a quarterly dividend of $.05 per share. If Kronos were to pay its $.05 per share dividend in each quarter of 2025 based on the 58.0 million shares we held of Kronos common stock at December 31, 2024, during 2025 we would receive aggregate regular dividends from Kronos of $11.6 million. NL paid a quarterly dividend of $.08 per share in 2024 for which we received $12.9 million. In August 2024, NL’s board of directors declared a special dividend of $.43 per share on its common stock. We received $17.4 million from this special dividend, which is not expected to be recurring. In February 2025 the NL board of directors approved a quarterly dividend of $.09 per share. If NL were to pay its $.09 per share dividend in each quarter of 2025 based on the 40.4 million shares we held of NL common stock at December 31, 2024, during 2025 we would receive aggregate quarterly dividends from NL of $14.5 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $16.6 million in 2022, $17.6 million in 2023 and $4.0 million in 2024. In addition, we received aggregate dividends from BMI and LandWell of $4.5 million in January 2025. All of our ownership interest in CompX is held through our ownership in NL, as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos Worldwide, Inc. held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the amount of the most recent closing price of the Kronos stock. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. There is $.5 million outstanding under this facility at December 31, 2024.

We had an unsecured revolving demand promissory note with Kronos which, as amended, provided for borrowings from Kronos of up to $25 million. We had no borrowings with Kronos in 2022, 2023 and 2024. Kronos’ obligation to loan us money under this note was at Kronos’ discretion. In February 2024, this note was cancelled by mutual agreement between us and Kronos.

We have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2026. We had gross borrowings of $24.3 million and gross repayments of $29.8 million with CompX for a total outstanding balance of $13.2 million at December 31, 2022. We had gross borrowings of $27.9 million and gross repayments of $30.5 million with CompX for a total outstanding balance of $10.6 million at December 31, 2023. We had gross borrowings of $25.0 million and gross repayments of $26.3 million with CompX for a total outstanding balance of $9.3 million at December 31, 2024. We could borrow an additional $15.7 million under our current intercompany facility with CompX at December 31, 2024. CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

As described in the Notes 7, 9 and 18 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. Our obligations related to the long-term supply contracts for the purchase of TiO2 feedstock are more fully described in Note 18 to our Consolidated Financial Statements and above in “Business – Chemicals Segment – Kronos Worldwide, Inc. – Raw Materials.” CompX has purchase obligations of $19.8 million ($19.3 million payable in 2025 and $.5 million payable in 2026/2027) which consist of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2024. The timing and amount for purchase obligations are based on the contractual payment amount and the contractual payment date for those commitments.

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

At December 31, 2024, our aggregate indebtedness was comprised primarily of Kronos’ fixed-rate, euro-denominated KII 9.50% Senior Secured Notes due 2029 and KII 3.75% Senior Secured Notes due 2025. The fixed-rate debt instruments minimize earnings volatility that would result from changes in interest rates. The Kronos Global Revolver is a variable-rate instrument. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2024. Information shown below for Kronos’ euro-denominated 9.50% and 3.75% Senior Secured Notes due 2029 and 2025, respectively, is presented in its U.S. dollar equivalent at December 31, 2024 (net of unamortized debt issuance costs of $6.3 million, in addition to an unamortized bond premium of $5.3 million) using an exchange rate of U.S. $1.043 per euro. In addition, at December 31, 2024, Kronos has a $53.7 million subordinated, unsecured term loan payable to a related party, Contran, due September 2029, and Valhi has $44.6 million outstanding on an unsecured revolving credit facility with Contran. See Note 9 to our Consolidated Financial Statements.

	Indebtedness Amount		Year end
	Carrying	Fair	interest	Maturity
	value	value	rate	date

	(In millions)
Fixed-rate indebtedness:
Kronos fixed-rate 9.50% Senior Secured Notes due 2029	$365.4	$403.4	9.50%	2029
Kronos fixed-rate 3.75% Senior Secured Notes due 2025	78.3	77.9	3.75%	2025
LandWell bank note payable	11.4	11.4	4.76%	2036
Total fixed-rate indebtedness	$455.1	$492.7	8.39%

Variable-rate indebtedness - Kronos revolving credit facility	$10.0	$10.0	6.25%	2029

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

We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past. However, we may enter into such contracts in the future to manage our currency exchange rate risk. We are not party to any currency forward contracts at December 31, 2024.

Also, we are subject to currency exchange rate risk associated with Kronos’ Senior Secured Notes due 2025 and 2029, as such indebtedness is denominated in euros. At December 31, 2024, we had the equivalent of $365.4 million outstanding under Kronos’ euro-denominated KII 9.5% Senior Secured Notes due 2029 (exclusive of unamortized bond premium and debt issuance costs) and $78.3 million outstanding under Kronos’ euro-dominated KII 3.75% Senior Secured Notes due 2025 (exclusive of unamortized debt issuance costs). The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at December 31, 2024 would be approximately $45 million.

See Notes 1 and 19 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2023 and 2024.

Raw Materials  – Our Chemicals Segment is exposed to market risk from changes in commodity prices relating to our raw materials. As discussed in Item 1, we generally enter into long-term supply agreements for certain of our raw material requirements. Many of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers. For certain raw material requirements we do not have long-term supply agreements either because we have assessed the risk of the unavailability of those raw materials and/or the risk of a significant change in the cost of those raw materials to be low, or because long-term supply agreements for those raw materials are generally not available.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an attestation report of our registered public accounting firm regarding the effectiveness of our internal control over financial reporting as of December 31, 2024. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Other –

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i)  internal control over the preparation of any financial statement schedules which would be required by Article 12 of Regulation S-X and (ii) internal control over financial reporting as it relates to our newly-consolidated subsidiary LPC (as discussed in Note 3 to our Consolidated Financial Statements, which represents approximately 13% of our total assets at December 31, 2024.)

Changes in Internal Control over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications –

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE. During 2024, our chief executive officer filed such annual certification with the NYSE. The 2024 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2024 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2025 definitive proxy statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Valhi Proxy Statement”).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2025 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2025 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2025 proxy statement. See also Note 17 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2025 proxy statement.

PART IV

ITEM 15.EXHIBITS

(a)	and (c) Financial Statements

The Registrant

Our Consolidated Financial Statements listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2024.

Item No.	Exhibit Index

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

Item No.	Exhibit Index

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

10.12

Restated and Amended Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron & Titanium Limited) and Kronos (US), Inc. effective January 1, 2016 – incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Kronos Worldwide, Inc. for the year ended December 31, 2015.

10.13

Indenture, dated as of September 13, 2017, among Kronos International, Inc. the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated September 13, 2017 and filed by Kronos Worldwide, Inc. on September 13, 2017.

10.13.1

Supplemental Indenture No. 1, dated as of February 12, 2024, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.1 to Kronos Worldwide, Inc.’s  Current Report on Form 8-K filed February 12, 2024.

Item No.	Exhibit Index
10.13.2

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

10.14

Indenture, dated as of February 12, 2024, among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 4.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed February 12, 2024.

10.14.1

First Supplemental Indenture dated as of July 30, 2024, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 30, 2024.

10.14.2

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

10.15

Pledge Agreement, dated as of September 13, 2017, among Kronos International, Inc. the guarantors named therein and Deutsche Bank Trust Company Americas, as collateral agent – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated September 13, 2017 and filed by Kronos Worldwide, Inc. on September 13, 2017.

10.15.1

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

10.15.2

Additional Notes Priority Joinder Agreement dated July 30, 2024, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent – incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 30, 2024.

10.15.3

Joinder No. 1 dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Pledge Agreement – incorporated by reference to Exhibit 10.3 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.15.4

Pledge Amendment dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, executed by Kronos Louisiana, Inc. and Kronos LPC, LLC regarding additional pledged securities – incorporated by reference to Exhibit 10.4 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.16

Credit Agreement dated as of April 20, 2021 by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.1 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item No.	Exhibit Index

10.16.1

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

10.16.2

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

10.16.3

Third Amendment to Credit Agreement dated December 19, 2024 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc. Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association as administrative agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 19, 2024 and filed by Kronos Worldwide, Inc. on December 19, 2024.

10.17

Guaranty and Security Agreement dated as of April 20, 2021, by and among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos International, Inc. and Wells Fargo Bank, National Association as administrative agent and lender – incorporated by reference to Exhibit 10.2 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.17.1

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

10.17.2

Joinder No. 1 dated as of August 7, 2024, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Guaranty and Security Agreement dated as of April 20, 2021, as amended – incorporated by reference to Exhibit 10.6 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.18

Unsecured Subordinated Term Promissory Note dated February 12, 2024 in the principal amount of $53,705,000 executed by Kronos Worldwide, Inc. and the guarantors named therein and payable to the order of Contran Corporation – incorporated by reference to Exhibit 4.5 to Kronos Worldwide, Inc.’s  Current Report on Form 8-K filed February 12, 2024.

10.18.1

First Amendment to Unsecured Subordinated Term Promissory Note dated February 12, 2024, executed by Kronos Worldwide, Inc. and Contran Corporation as of August 7, 2024 – incorporated by reference to Exhibit 10.6 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.19

Purchase and Sale Agreement dated July 16, 2024 by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd. and Venator Materials PLC – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 17, 2024.

10.19.1

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

Item No.	Exhibit Index

10.20**	Unsecured Revolving Demand Promissory Note dated December 31, 2024 in the principal amount of $150.0 million executed by Valhi, Inc. and payable to the order of Contran Corporation.

10.21

Collateral Agreement dated March 12, 2013 between Valhi, Inc. and Contran Corporation – incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 11, 2019.

10.22**

Consent Decree effective February 10, 2025, among NL Industries, Inc., the United States of America (on behalf of several agencies) and certain other plaintiff parties and defendant parties, relating to the Raritan Bay Slag Superfund Site.

19.1**	Valhi, Inc. Insider Trading Policy

21.1**	Subsidiaries of Valhi, Inc.

23.1**	Consent of PricewaterhouseCoopers LLP with respect to Valhi’s Consolidated Financial Statements

31.1**	Certification

31.2**	Certification

32.1**	Certification

97*	Policy for the Recovery of Erroneously Awarded Compensation – incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS **	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH **	Inline XBRL Taxonomy Extension Schema

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract, compensatory plan or agreement.

**Filed herewith.

(P)Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALHI, INC.
(Registrant)

By:	/s/ Michael S. Simmons
Michael S. Simmons, March 6, 2025
(Vice Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ Michael S. Simmons
Loretta J. Feehan, March 6, 2025 (Chair of the Board (non-executive))	Michael S. Simmons, March 6, 2025 (Vice Chairman of the Board, President and Chief Executive Officer)

/s/ Thomas E. Barry	/s/ Amy Allbach Samford
Thomas E. Barry, March 6, 2025 (Director)	Amy Allbach Samford, March 6, 2025 (Executive Vice President and Chief Financial Officer)

/s/ Terri L. Herrington	/s/ Patty S. Brinda
Terri L. Herrington, March 6, 2025 (Director)	Patty S. Brinda, March 6, 2025 (Vice President and Controller)

/s/ W. Hayden McIlroy
W. Hayden McIlroy, March 6, 2025 (Director)

/s/ Gina A. Norris
Gina A. Norris, March 6, 2025 (Director)

/s/ Mary A. Tidlund
Mary A. Tidlund, March 6, 2025 (Director)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Valhi, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valhi, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Income Taxes - Chemicals Segment

As described in Note 14 to the consolidated financial statements, the Company recorded a provision for income taxes of $82.9 million and recorded noncurrent deferred tax asset and deferred tax liability amounts of $53.8 million and $57.7 million, respectively, for the year ended December 31, 2024. As disclosed by management, the Company operates globally through its Chemicals Segment. The calculation of the Company’s provision for income taxes and its deferred tax assets and liabilities involves the interpretation and application of complex tax laws and regulations in a multitude of jurisdictions across the Chemicals Segment’s global operations. The Company’s effective tax rate is highly dependent upon the geographic distribution of its earnings or losses and the effects of tax laws and regulations in each tax-paying jurisdiction in which it operates. Significant judgments and estimates are required by management in determining the Company’s consolidated provision for income taxes due to the global nature of the Chemicals Segment’s operations. The Company's provision for income taxes and deferred tax assets and liabilities reflect management's best assessment of estimated current and future taxes to be paid, including the recognition and measurement of deferred tax assets and liabilities.

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

Environmental Remediation and Related Matters - NL Industries, Inc.

As described in Note 18 to the consolidated financial statements, management evaluates the potential range of the Company’s liability for environmental remediation and related costs at sites where NL Industries, Inc. (“NL”), a majority-owned subsidiary of the Company, has been named as a potentially responsible party (PRP) or defendant. As of December 31, 2024, management accrued approximately $69 million related to approximately 30 of NL’s sites associated with remediation and related matters. Liabilities related to environmental remediation and related matters (including costs associated with damages for property damage and/or damages for injury to natural resources) are recorded when management determines that estimated future expenditures are probable and reasonably estimable. As disclosed by management, environmental remediation and related costs accruals (and the potential range of the liabilities) are adjusted as further information becomes available or as circumstances change which involves management’s judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of NL’s environmental remediation and related matters, including controls over determining whether estimated future expenditures are probable and reasonably estimable, as well as the related financial statement disclosures. These procedures also included, among others, (i) obtaining the rollforward of NL’s environmental accrual activity for each matter and, for a sample of sites, reviewing and discussing site activity with management, (ii) obtaining and evaluating responses to letters of audit inquiry from NL’s internal and external legal counsel, and (iii) evaluating the sufficiency of the Company’s environmental remediation and related matters disclosures related to NL.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 6, 2025

We have served as the Company’s auditor since 1987.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,
	2023	2024
Current assets:
Cash and cash equivalents	$407.0	$348.3
Restricted cash equivalents	22.6	24.8
Marketable securities	56.1	1.9
Accounts and other receivables, net	321.1	325.7
Receivables from affiliates	17.5	.8
Refundable income taxes	1.8	1.3
Inventories, net	596.1	685.8
Prepaid expenses and other	53.2	65.1
Total current assets	1,475.4	1,453.7

Other assets:
Marketable securities	4.8	5.7
Investment in TiO2 manufacturing joint venture	111.0	—
Goodwill	379.7	382.3
Deferred income taxes	67.0	53.8
Pension asset	8.1	19.8
Other assets	173.7	161.5
Total other assets	744.3	623.1

Property and equipment:
Land	45.1	74.7
Buildings	271.2	282.6
Equipment	1,179.4	1,312.0
Mining properties	89.2	76.0
Construction in progress	23.6	41.7
	1,608.5	1,787.0
Less accumulated depreciation and amortization	1,091.2	1,063.6
Net property and equipment	517.3	723.4
Total assets	$2,737.0	$2,800.2

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2023	2024
Current liabilities:
Current maturities of long-term debt	$.7	$79.0
Accounts payable	228.5	250.0
Accrued liabilities	216.6	199.1
Accrued environmental remediation and related costs	3.7	59.7
Accrued litigation settlement	11.8	16.4
Payables to affiliates	30.1	17.1
Income taxes	15.7	22.5
Total current liabilities	507.1	643.8

Noncurrent liabilities:
Long-term debt	545.8	484.4
Accrued pension costs	151.6	117.6
Accrued environmental remediation and related costs	93.2	14.9
Deferred income taxes	17.1	57.7
Payable to affiliate - income taxes	18.5	—
Long-term litigation settlement	16.1	—
Other liabilities	111.4	102.7
Total noncurrent liabilities	953.7	777.3

Equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 50.0 million shares authorized; 29.6 million shares issued and outstanding	.3	.3
Additional paid-in capital	669.5	669.9
Retained earnings	475.8	574.7
Accumulated other comprehensive loss	(145.5)	(159.2)
Treasury stock, at cost - 1.1 million shares	(49.6)	(49.6)
Total Valhi stockholders' equity	950.5	1,036.1
Noncontrolling interest in subsidiaries	325.7	343.0
Total equity	1,276.2	1,379.1
Total liabilities and equity	$2,737.0	$2,800.2

Commitments and contingencies (Notes 3, 14, 17 and 18)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2022	2023	2024
Revenues and other income:
Net sales	$2,222.5	$1,921.7	$2,104.8
Other income, net	43.7	55.4	61.8
Total revenues and other income	2,266.2	1,977.1	2,166.6

Cost and other expense (income):
Cost of sales	1,732.1	1,676.5	1,680.3
Selling, general and administrative	304.0	277.4	256.2
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	—	(64.5)
Other components of net periodic pension and OPEB expense	13.9	11.8	2.6
Water system fixed asset impairment	16.4	—	—
Interest	27.9	28.3	49.9
Other	2.0	2.6	(2.1)
Total costs and other expense	2,096.3	1,996.6	1,922.4

Income (loss) before income taxes	169.9	(19.5)	244.2
Income tax expense (benefit)	36.8	(24.6)	82.9
Net income	133.1	5.1	161.3
Noncontrolling interest in net income of subsidiaries	45.9	15.0	53.3
Net income (loss) attributable to Valhi stockholders	$87.2	$(9.9)	$108.0

Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$3.06	$(.35)	$3.79

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2022	2023	2024
Net income	$133.1	$5.1	$161.3
Other comprehensive income (loss), net of tax:
Currency translation	(26.1)	3.6	(30.8)
Defined benefit pension plans	89.4	(5.9)	12.6
Other	1.0	(.6)	(.3)
Total other comprehensive income (loss), net	64.3	(2.9)	(18.5)
Comprehensive income	197.4	2.2	142.8
Comprehensive income attributable to noncontrolling interest	62.8	13.7	48.5
Comprehensive income (loss) attributable to Valhi stockholders	$134.6	$(11.5)	$94.3

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2022, 2023 and 2024

(In millions)

				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling	Total
	stock	capital	earnings	loss	stock	interest	equity
Balance at December 31, 2021	$.3	$669.0	$416.6	$(191.3)	$(49.6)	$328.9	$1,173.9
Net income	—	—	87.2	—	—	45.9	133.1
Cash dividends - $.32 per share	—	—	(9.0)	—	—	—	(9.0)
Dividends paid to noncontrolling interest	—	—	—	—	—	(38.9)	(38.9)
Other comprehensive income, net	—	—	—	47.4	—	16.9	64.3
Equity transactions with noncontrolling interest and other, net	—	.5	—	—	—	(4.6)	(4.1)
Balance at December 31, 2022	.3	669.5	494.8	(143.9)	(49.6)	348.2	1,319.3
Net income (loss)	—	—	(9.9)	—	—	15.0	5.1
Cash dividends - $.32 per share	—	—	(9.1)	—	—	—	(9.1)
Dividends paid to noncontrolling interest	—	—	—	—	—	(34.0)	(34.0)
Other comprehensive loss, net	—	—	—	(1.6)	—	(1.3)	(2.9)
Equity transactions with noncontrolling interest and other, net	—	—	—	—	—	(2.2)	(2.2)
Balance at December 31, 2023	.3	669.5	475.8	(145.5)	(49.6)	325.7	1,276.2
Net income	—	—	108.0	—	—	53.3	161.3
Cash dividends - $.32 per share	—	—	(9.1)	—	—	—	(9.1)
Dividends paid to noncontrolling interest	—	—	—	—	—	(31.2)	(31.2)
Other comprehensive loss, net	—	—	—	(13.7)	—	(4.8)	(18.5)
Equity transactions with noncontrolling interest and other, net	—	.4	—	—	—	—	.4
Balance at December 31, 2024	$.3	$669.9	$574.7	$(159.2)	$(49.6)	$343.0	$1,379.1

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2022	2023	2024
Cash flows from operating activities:
Net income	$133.1	$5.1	$161.3
Depreciation and amortization	58.5	54.1	66.7
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	—	(64.5)
Premium on issuance of senior secured notes	—	—	6.0
Deferred income taxes	3.6	(50.3)	43.5
Benefit plan expense greater (less) than cash funding	8.6	(6.2)	(8.1)
Loss on pension plan termination	—	6.2	—
Water system fixed asset impairment	16.4	—	—
Fixed asset impairment	—	3.8	—
Noncash interest expense	2.2	2.0	3.1
Distributions from (contributions to) TiO2 manufacturing joint venture, net	(10.5)	3.1	(2.7)
Gain from sale of land	—	(1.5)	(.5)
Other, net	12.1	5.2	(.2)
Change in assets and liabilities:
Accounts and other receivables, net	81.1	(44.6)	(16.7)
Inventories, net	(204.2)	56.7	(41.0)
Land held for development, net	21.4	.8	5.3
Accounts payable and accrued liabilities	3.9	11.2	(60.2)
Income taxes	(.5)	9.3	9.2
Accounts with affiliates	9.4	(27.8)	(6.6)
Other noncurrent assets	(3.4)	(9.5)	(29.5)
Other noncurrent liabilities	(83.9)	(19.3)	(15.1)
Other, net	(12.9)	5.6	(6.0)
Net cash provided by operating activities	34.9	3.9	44.0

Cash flows from investing activities:
Capital expenditures	(67.6)	(48.5)	(30.9)
Acquisition of remaining TiO2 manufacturing joint venture interest, net of cash acquired	—	—	(156.8)
Cash, cash equivalents and restricted cash of BWC	(8.6)	—	2.6
Purchases of marketable securities	(73.6)	(66.4)	(2.7)
Proceeds from disposal of marketable securities	2.9	85.7	57.0
Proceeds from land sales	—	1.8	5.6
Other, net	.2	(1.6)	.2
Net cash used in investing activities	(146.7)	(29.0)	(125.0)

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2022	2023	2024
Cash flows from financing activities:
Kronos revolving credit facility:
Borrowings	$—	$—	$158.6
Payments	—	—	(148.9)
Payments on long-term debt	(62.0)	(29.8)	(102.2)
Kronos term loan from Contran	—	—	53.7
Proceeds from issuance of Kronos senior secured notes	—	—	80.2
Deferred financing fees	—	—	(9.3)
Valhi cash dividends paid	(9.0)	(9.1)	(9.1)
Distributions to noncontrolling interest in subsidiaries	(38.9)	(34.0)	(25.3)
Subsidiary treasury stock acquired	(4.0)	(2.9)	—
Other, net	(.1)	(.1)	—
Net cash used in financing activities	(114.0)	(75.9)	(2.3)

Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(225.8)	(101.0)	(83.3)
Effect of exchange rates on cash	(5.1)	1.0	(.1)
Balance at beginning of year	792.9	562.0	462.0
Balance at end of year	$562.0	$462.0	$378.6

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$25.8	$26.6	$45.1
Income taxes, net	43.7	27.4	41.8
Noncash investing activities:
Change in accruals for capital expenditures	6.6	1.1	7.0

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Organization. We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 91% of our outstanding common stock at December 31, 2024. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2024, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

Revision of previously issued financial statements. Prior to June 30, 2024, we had concluded a valuation allowance for the deferred tax asset for the carryforwards related to the nondeductible portion of our interest expense was required; however, during the second quarter of 2024 we determined there were additional sources of income that should have been considered with regards to the realization of such deferred tax asset, specifically the reversals of indefinite-lived deferred tax liabilities that require an action by management which are not expected to reverse in the foreseeable future. As a result, the quarterly and annual periods beginning in 2018 through the period ended December 31, 2023, have been revised. During the second quarter of 2024, we evaluated the impact of the correction on our previously issued financial statements and determined the impact is not material to any previously issued annual or interim financial statements; however, if the aggregate amount of the adjustment was recorded in the three-month period ended June 30, 2024, when the issue was identified the impact to the results would have been material. Accordingly, we revised our previously issued financial statements. The impact of the adjustment to periods not presented herein has been reflected as an adjustment to opening retained earnings for the respective period.

As a result of the revision, our deferred income tax liabilities decreased by $12.5 million and $14.7 million with a corresponding increase in retained earnings as of December 31, 2022 and 2023, respectively. Additionally, retained earnings increased by $15.5 million as of December 31, 2021. In addition, our income tax expense increased by $3.0 million in 2022 and our net income and comprehensive income decreased correspondingly in 2022. Our income tax benefit increased by $2.2 million in 2023, and net income and comprehensive income increased correspondingly in 2023. Basic and diluted net income per share were decreased by $.10 in 2022 and basic and diluted loss per share were decreased by $.07 in 2023. There were no change to cash flows used in operating, investing, or financing activities for the years ended December 31, 2022 and 2023.

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

Derivatives and hedging activities. We recognize derivatives as either assets or liabilities measured at fair value. We recognize the effect of changes in the fair value of derivatives either in net income (loss) or other comprehensive income (loss), depending on the intended use of the derivative.

Cash and cash equivalents. We classify bank time deposits and highly-liquid investments, including government and commercial notes and bills, with original maturities of three months or less as cash equivalents.

Restricted cash and cash equivalents. We classify cash and cash equivalents that have been segregated or are otherwise limited in use as restricted. Such restrictions principally include amounts pledged as collateral with respect to performance obligations or letters of credit required by regulatory agencies for various environmental remediation sites, cash held in escrow under various hold-back agreements with third-party homebuilders associated with our Real Estate Management and Development Segment, cash pledged under debt agreement covenants or legal settlements and certain employee benefit obligations. To the extent the restricted amount relates to a recognized liability, we classify the restricted amount as current or noncurrent according to the corresponding liability. To the extent the restricted amount does not relate to a recognized liability, we classify restricted cash as a current asset. Restricted cash and cash equivalents classified as a current asset are presented separately on our Consolidated Balance Sheets, and restricted cash and cash equivalents classified as a noncurrent asset are presented as a component of other assets on our Consolidated Balance Sheets, as disclosed in Note 7.

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

We classify all of our marketable securities as available-for-sale. Any unrealized gains or losses on our marketable equity securities are recognized in other income, net on our Consolidated Statements of Operations. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes. See Notes 3, 6, 11 and 19. We base realized gains and losses upon the specific identification of the securities sold.

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

Investment in TiO2 manufacturing joint venture. We accounted for our investment in Louisiana Pigment Company, L.P. (“LPC”), which was operated as a 50%-owned manufacturing joint venture, by the equity method before Kronos’ acquisition of the remaining 50% joint venture interest in July 2024. Distributions received from LPC are classified for statement of cash flow purposes using the “nature of distribution” approach under ASC Topic 230. See Note 3.

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

Property and equipment; depreciation expense. We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects. In 2022, 2023 and 2024 we capitalized $1.7 million, $1.9 million and $1.0 million, respectively, of interest costs. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful lives
Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 20 years
Mine development costs	Units-of-production

We use the Alternative Depreciation System (“ADS”) for income tax purposes. Upon the sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in income currently.

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset or asset group to the asset’s net carrying value to determine if a write-down to fair value is required. During the fourth quarter of 2023, our Chemicals Segment recorded a fixed asset impairment of $3.8 million related to the write-off of certain costs resulting from a capital project termination. Excluding this project, we did not evaluate any long-lived assets for impairment during 2023 or 2024 because no such impairment indicators were present.

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

Employee benefit plans. Accounting and funding policies for our defined benefit pension and defined contribution retirement plans are described in Note 11.  We also provide certain postretirement benefits other than pensions (“OPEB”), consisting of health care and life insurance benefits, to certain U.S. and Canadian retired employees, which are not material. See Note 10.

Income taxes. We and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”). We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service (“IRS”) or the applicable state tax authority had we not been a member of the Contran Tax Group. We made cash payments for income taxes to Contran of $17.5 million in 2022, $14.2 million in 2023 and $19.1 million in 2024.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of our Chemicals Segment’s non-U.S. subsidiaries which are not deemed to be permanently reinvested. At December 31, 2024, we continue to assert indefinite reinvestment as it relates to our outside basis difference attributable to our Chemicals Segment’s investments in non-U.S. subsidiaries, other than post-1986 undistributed earnings of our Chemicals Segment’s European subsidiaries and all undistributed earnings of our Chemicals Segment’s Canadian subsidiary, which are not subject to permanent reinvestment plans. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our Chemicals Segment’s non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (“2017 Tax Act”) and the U.S. taxation of such investments in the states in which we operate. Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

The 2017 Tax Act imposed a tax on global intangible low-taxed income (“GILTI”). We record GILTI tax as a current period expense when incurred under the period cost method. While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.

We account for the tax effects of a change in tax law as a component of the income tax provision related to continuing operations in the period of enactment, including the tax effects of any deferred income taxes originally established through a financial statement component other than continuing operations (i.e., other comprehensive income (loss)).  Changes in applicable income tax rates over time as a result of changes in tax law, or times in which a deferred income tax asset valuation allowance is initially recognized in one year and subsequently reversed in a later year, can give rise to “stranded” tax effects in accumulated other comprehensive income in which the net accumulated income tax expense (benefit) remaining in accumulated other comprehensive income does not correspond to the then-applicable income tax rate applied to the pre-tax amount which resides in accumulated other comprehensive income (loss). As permitted by GAAP, our accounting policy is to remove any such stranded tax effect remaining in accumulated other comprehensive income, by recognizing an offset to our provision for income taxes related to continuing operations, only at the time when there is no remaining pre-tax amount in accumulated other comprehensive income. For accumulated other comprehensive income related to currency translation, this would occur only upon the sale or complete liquidation of one of our Chemicals Segment’s non-U.S. subsidiaries. For defined pension benefit plans and OPEB plans, this would occur whenever one of our subsidiaries which previously sponsored a defined benefit pension or OPEB plan had terminated such a plan and had no future obligation or plan asset associated with such a plan.

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

Revenue recognition. Chemicals and Component Products Segments – Our sales involve single performance obligations to ship our products pursuant to customer purchase orders. In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order acceptance generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. In accordance with ASC 606, Revenue from Contracts with Customers, we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery. Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment. In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g., when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized.

Revenue is recorded in an amount that reflects the net consideration we expect to receive in exchange for our products. Prices for our products are based on terms specified in published list prices and purchase orders, which generally do not include financing components, noncash consideration or consideration paid to our customers. As our standard payment terms are less than one year, we have elected the practical expedient under ASC 606 and we have not assessed whether a contract has a significant financing component. We state sales net of price, early payment and distributor discounts as well as volume rebates (collectively, “variable consideration”). Variable consideration, to the extent present, is recognized as the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period. Differences, if any, between estimates of the amount of variable consideration to which we will be entitled and the actual amount of such variable consideration have not been material in the past. We occasionally receive partial or full consideration from our customers prior to the completion of our performance obligation (shipment of product). We record estimated deferred revenue on the amount to which we are most-likely to be entitled and deferred revenue is recognized into revenue as our performance obligation has been satisfied. Deferred revenue has not been material in the past. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

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

Real Estate Management and Development Segment – Our revenues are primarily related to efforts to develop certain real estate in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes. Contracts for land sales are negotiated on an individual basis, involve single performance obligations, and generally require us to complete property development and improvements after title passes to the buyer and we have received all or a substantial portion of the selling price. We recognize land sales revenue associated with the residential/planned community over time using cost-based input methods. Land sales associated with the residential/planned community have variable consideration components which are based on a percentage of the builder’s ultimate selling price of a residential housing unit to their customer (ranging from 2.5% to 3.5% of such sales price). The amount we recognize when a parcel is sold to a home builder is the amount to which we are most-likely to be entitled, using all information (historical, current and forecasted) that is reasonably available to us, and only to the extent that a significant reversal in the amount of the cumulative revenue recognized is not probable of occurring in a future period. By recognizing revenue over time using cost-based input methods, revenues (including variable consideration) and profits are recognized in the same proportion of our progress towards completion of our contractual obligations, with our progress measured by costs incurred as a percentage of total costs estimated to be incurred relative to the parcels sold. Estimates of total costs expected to be incurred require significant management judgment, and the amount of revenue and profits that have been recognized to date are subject to revisions throughout the development period. The impact on the amount of revenue recognized resulting from any future change in the estimate of total costs estimated to be incurred would be accounted for prospectively in accordance with GAAP. We record estimated deferred revenue on the amount to which we are most-likely to be entitled and deferred revenue is recognized into revenue as the housing units are sold.

Prior to the bankruptcy filing and deconsolidation on September 10, 2022 of Basic Water Company (“BWC”), which at that time was a wholly-owned subsidiary of BMI, revenues from our Real Estate Management and Development Segment involved delivery of water to the City of Henderson and various other users through a water distribution system owned and operated by BWC. Prior to the sale of Basic Power Company (“BPC”), a wholly-owned subsidiary of BMI, on December 1, 2023, the revenues also included providing certain utility services to an industrial park located in Henderson, Nevada. See Notes 2 and 3. These sales involved single performance obligations, and we recorded revenue when we satisfied our performance obligations to our customers generally after the service was performed and our customers became obligated to pay us and it was probable we would receive payment. Revenue was recorded in an amount that reflected the net consideration we expected to receive in exchange for our services. Prices for our products were based on contracted rates and did not include financing components, noncash consideration or consideration paid to our customers. As our standard payment terms were less than one year, we elected the practical expedient under ASC 606 and we did not assess whether a contract had a significant financing component.

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our Chemicals Segment were approximately $122 million in 2022, $101 million in 2023 and $115 million in 2024. Shipping and handling costs of our Component Products Segment are not material. We expense advertising and research and development costs as incurred. Advertising costs were approximately $2 million in each of 2022, 2023 and 2024. Research and development costs were approximately $16 million in 2022, $18 million in 2023 and $14 million in 2024.

Note 2 – Business and geographic segments:

		% controlled at
Business segment	Entity	December 31, 2024
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 31% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI. Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

We are organized based upon our operating subsidiaries. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products. Our chief operating decision maker (“CODM”) is our President and CEO. Our CODM is responsible for determining how to allocate resources and assessing performance. The CODM evaluates segment performance based on each segment’s operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income), which are not attributable to the operations of the reportable operating segments. The CODM considers current-period operating income compared to plan and prior-period on a monthly and/or quarterly basis for evaluating performance of each segment and making decisions about allocating capital and other resources. The accounting policies of the reportable operating segments are the same as those described in Note 1. Capital expenditures include additions to property and equipment but exclude amounts attributable to business combinations. Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in how we define operating income. Intersegment sales are not material.

We have the following three consolidated reportable operating segments.

●	Chemicals – Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals.
●	Component Products – We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare applications and a variety of other industries. CompX is also a leading manufacturer of wake enhancement systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine industry. All CompX production facilities are in the United States.
●	Real Estate Management and Development – We operate in real estate management and development through our majority control of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. BMI previously, through wholly-owned subsidiaries, also was responsible for the delivery of water to the City of Henderson and various other users through September 2022, and provided utility services to certain industrial customers prior to December 2023.

Interest income included in the calculation of segment operating income is not significant in 2022, 2023 or 2024. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

Segment assets are comprised of all assets attributable to each reportable operating segment, including goodwill and other intangible assets. Corporate assets are not attributable to any operating segment and consist principally of cash and cash equivalents, restricted cash and restricted cash equivalents and marketable securities.

	Years ended December 31,
	2022	2023	2024

	(In millions)
Net sales:
Chemicals	$1,930.2	$1,666.5	$1,887.1
Component products	166.6	161.3	145.9
Real estate management and development	125.7	93.9	71.8
Total net sales	$2,222.5	$1,921.7	$2,104.8
Cost of sales:
Chemicals	$1,540.2	$1,502.7	$1,530.1
Component products	117.8	112.1	104.6
Real estate management and development	74.1	61.7	45.6
Total cost of sales	$1,732.1	$1,676.5	$1,680.3
Gross margin:
Chemicals	$390.0	$163.8	$357.0
Component products	48.8	49.2	41.3
Real estate management and development	51.6	32.2	26.2
Total gross margin	$490.4	$245.2	$424.5
Operating income (loss):
Chemicals	$174.6	$(41.1)	$138.5
Component products	25.4	25.4	17.0
Real estate management and development	39.4	49.9	55.2
Total operating income	239.4	34.2	210.7
General corporate items:
Interest income and other	10.4	21.3	22.0
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	—	64.5
Insurance recoveries	.1	.5	1.4
Gain on land sales	—	1.5	.5
Other components of net periodic pension and OPEB expense	(13.9)	(11.8)	(2.6)
Changes in market value of Valhi common stock held by subsidiaries	(1.6)	(1.7)	1.9
General expenses, net	(36.6)	(35.2)	(4.3)
Interest expense	(27.9)	(28.3)	(49.9)
Income (loss) before income taxes	$169.9	$(19.5)	$244.2

Included in the determination of Chemicals operating income is restructuring costs related to workforce reductions of $5.8 million and $2.0 million recognized in 2023 and 2024, respectively, (see Note 20) and a fixed asset impairment related to the write-off of certain costs resulting from a capital project termination of $3.8 million recognized in 2023. Also included in the determination of Chemicals operating income are business interruption insurance settlement aggregate gains of $2.7 million recognized in 2022 and $2.5 million recognized in 2023. See Note 13.

Included in the determination of the Real Estate Management and Development Segment’s operating income in 2022 and 2024 are charges resulting from the cessation of BWC’s water delivery and subsequent bankruptcy filing. See Note 3. Operating income comparisons between 2024, 2023 and 2022 are also affected by BWC’s water delivery sales and related cost of sales, see Note 3. Also included in the determination of Real Estate Management and Development operating income are infrastructure reimbursements and land related income. See Notes 7 and 13.

	Years ended December 31,
	2022	2023	2024

	(In millions)
Depreciation and amortization:
Chemicals	$53.1	$49.9	$62.9
Component products	4.0	4.0	3.7
Real estate management and development	1.4	.2	.1
Total	$58.5	$54.1	$66.7

Capital expenditures:
Chemicals	$63.2	$47.4	$29.5
Component products	3.7	1.1	1.4
Real estate management and development	.7	—	—
Total	$67.6	$48.5	$30.9

	December 31,
	2022	2023	2024

	(In millions)
Total assets:
Operating segments:
Chemicals	$2,293.5	$2,196.8	$2,268.5
Component products	131.3	141.5	117.0
Real estate management and development	219.2	200.9	216.7
Corporate and eliminations	191.7	197.8	198.0
Total	$2,835.7	$2,737.0	$2,800.2

Geographic information. We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location. At December 31, 2023 and 2024 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $653 million and $532 million, respectively.

	Years ended December 31,
	2022	2023	2024

	(In millions)
Net sales - point of origin:
United States	$1,518.9	$1,284.4	$1,396.1
Germany	895.4	726.4	826.6
Canada	389.4	351.0	351.5
Norway	273.5	252.1	278.6
Belgium	306.5	217.1	237.8
Eliminations	(1,161.2)	(909.3)	(985.8)
Total	$2,222.5	$1,921.7	$2,104.8

Net sales - point of destination:
North America	$985.4	$871.0	$914.0
Europe	879.0	738.5	842.2
Other	358.1	312.2	348.6
Total	$2,222.5	$1,921.7	$2,104.8

	December 31,
	2022	2023	2024

	(In millions)
Net property and equipment:
United States	$45.8	$40.0	$302.1
Germany	204.7	213.0	190.9
Belgium	101.4	98.5	88.6
Norway	83.6	83.5	73.6
Canada	88.3	82.3	68.2
Total	$523.8	$517.3	$723.4

At December 31, 2024, the United States net property and equipment includes the acquired assets of LPC.

Note 3 – Business combinations, dispositions and related transactions:

Kronos Worldwide, Inc.

Acquisition of Remaining Joint Venture Interest in LPC –

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in LPC previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between Kronos and Venator. Kronos acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment. An additional earn-out payment of up to $15 million may be required if Kronos’ aggregate consolidated net income before interest expense, income taxes and depreciation and amortization expense, or EBITDA, during a two-year period comprising calendar years 2025 and 2026 exceed certain thresholds as described below. Kronos accounted for the acquisition of the interest in LPC as a business combination and, as a result of obtaining full control, LPC became a wholly-owned subsidiary of Kronos. Obtaining control of LPC and its estimated additional 78,000 metric tons annually of TiO2 production volume allows Kronos to better serve the North American TiO2 marketplace. The acquisition was financed through a borrowing of $132.1 million under Kronos’ Global Revolver and the remainder paid with cash on hand.

For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Consolidated Balance Sheet as of December 31, 2024, and the results of operations and cash flows of LPC have been included in our Consolidated Statement of Operations and Cash flows beginning as of the Acquisition Date. Kronos incurred $2.2 million of transaction costs in connection with the acquisition. These costs were primarily associated with legal and professional services and were expensed in accordance with ASC 805 and are included in selling, general and administrative expense in our Consolidated Statement of Operations.

The potential earn-out payment of up to $15 million is based on aggregate Kronos consolidated EBITDA tiers for 2025 and 2026 of $650 million and $730 million, with $5 million of the earn-out payable if Kronos achieves $650 million in aggregate consolidated EBITDA, and a maximum of $15 million payable if aggregate EBITDA is $730 million or greater for the period. If Kronos achieves aggregated consolidated EBITDA between $650 million and $730 million, the payment of the additional $10 million is prorated between the two targets. The earn-out is payable at the earliest in April 2027. The estimated fair value of the earn-out at the Acquisition Date was $4.2 million and was determined using a weighted probability of potential outcomes based on estimated future EBITDA and volatility factors, among other variables and estimates. The earn-out liability is included in other noncurrent liabilities on the Consolidated Balance Sheet and is part of the line item captioned earn-out liability in Note 10. The fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820. The earn-out liability will be re-measured at fair value on a recurring basis and the change to the liability, if any, would be recorded as a component of cost and other expense (income) in our Consolidated Statements of Operations. See Note 19 to our Consolidated Financial Statements.

Kronos remeasured its existing ownership interest in LPC to its estimated fair value at the Acquisition Date in accordance with ASC 805-10-25, for a business combination achieved in stages (because Kronos previously had an ownership interest in LPC). As a result of such remeasurement, we recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024, representing the difference between the $178.2 million estimated fair value of the existing ownership interest in LPC at the Acquisition Date and its aggregate $113.7 million carrying value at the Acquisition Date. Such pre-tax gain is disclosed as gain on remeasurement of investment in TiO2 manufacturing joint venture and is included in cost and other expense (income) in our Consolidated Statement of Operations.

The following table summarizes the aggregate fair value of the consideration transferred to gain control of LPC, the current estimate for the fair value of Kronos’ existing ownership interest in LPC and the amounts assigned to the identifiable assets acquired and liabilities assumed at the Acquisition Date. The estimated purchase price allocation is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using independent third-party appraiser valuation techniques including income, cost, and market approaches. The total consideration was allocated to the assets acquired and liabilities assumed, with the excess of the consideration over the estimated fair value of the net assets acquired recorded as goodwill. Subject to final determination, which is expected to occur within 12 months of the Acquisition Date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows:

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

Prior to the Acquisition Date, Kronos and Venator were both required to purchase one-half of the TiO2 produced by LPC, unless Kronos and Venator agreed otherwise. Because Kronos operated LPC on a break-even basis, it reported no equity in earnings of LPC. Each owner’s acquisition transfer price for its share of the TiO2 produced was equal to its share of the joint venture’s production costs and interest expense, if any. Kronos’ share of net cost was reported as cost of sales as the related TiO2 acquired from LPC was sold. Kronos reported distributions it received from LPC, which generally related to excess cash generated by LPC from its non-cash production costs, and contributions Kronos made to LPC, which generally related to cash required by LPC when it built working capital, as part of its cash flows from operating activities in our Consolidated Statements of Cash Flows. The components of our net cash distributions from (contributions to) LPC are shown in the table below.

	Years ended December 31,
	2022	2023	2024 (1)

	(In millions)
Distributions from LPC	$58.3	$52.8	$31.2
Contributions to LPC	(68.8)	(49.7)	(33.9)
Net distributions (contributions)	$(10.5)	$3.1	$(2.7)
(1)Reflects distributions and contributions from/to LPC prior to the Acquisition Date.

The summary balance sheet for LPC for the annual period prior to the Acquisition Date is shown below:

December 31, 2023
(In millions)
ASSETS
Current assets	$118.5
Property and equipment, net	148.4
Total assets	$266.9

LIABILITIES AND PARTNERS' EQUITY
Other liabilities, primarily current	$42.1
Partners' equity	224.8
Total liabilities and partners' equity	$266.9

Summary income statements for LPC for the annual periods prior to the Acquisition Date are shown below:

	Years ended December 31,
	2022	2023

	(In millions)
Revenues and other income:
Kronos	$225.6	$231.7
Venator	225.9	231.7
Total	451.5	463.4
Cost and expenses:
Cost of sales	451.1	463.0
General and administrative	.4	.4
Total	451.5	463.4
Net income	$—	$—

Prior to the acquisition, Kronos had certain related party transactions with LPC, as more fully described in Note 17.

The pro forma impact of combining LPC’s results of operations assuming the LPC transaction had occurred as of January 1, 2023 would result in no net increase to earnings. The additional interest expense and depreciation expense that would have occurred during the comparable period is not material. The pro forma impact is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition occurred as of January 1, 2023. The incremental finished goods offtake produced resulting from Kronos’ additional 50% interest acquired in LPC has not materially impacted revenue and earnings from Acquisition Date through the end of the year.

Other –

Kronos

Kronos’ board of directors has previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos uses cash on hand or other sources of liquidity to acquire the shares. Repurchased shares are added to Kronos’ treasury shares and subsequently cancelled upon approval of the Kronos board of directors. In 2022, Kronos acquired 217,778 shares of its common stock in market transactions for an aggregate purchase price of $2.5 million. In 2023, Kronos acquired 313,814 shares of its common stock in market transactions for an aggregate purchase price of $2.8 million. Kronos made no treasury purchases in 2024. At December 31, 2024, 1,017,518 shares are available for repurchase under this stock repurchase program.

CompX

CompX’s board of directors has previously authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX would generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. During 2022, CompX acquired 78,900 shares of its Class A common stock for an aggregate amount of $1.7 million under prior repurchase authorizations. Of the shares repurchased, 70,000 shares were purchased in a market transaction, and 8,900 shares were purchased from two affiliates in two separate private transactions that were also approved in advance by CompX’s independent directors. CompX made no treasury purchases during 2023 and 2024. At December 31, 2024, 523,647 shares were available for purchase under these authorizations.

NL

During 2022, NL purchased 2,000 shares of its common stock from Kronos for a nominal amount in a private transaction that was approved in advance by NL’s independent directors and subsequently cancelled all such shares.

BMI

Prior to BWC’s bankruptcy filing on September 10, 2022, BMI was responsible for the delivery of water to the City of Henderson and various other users under long-term contracts through a water delivery system owned and operated by BWC.  BWC’s water delivery system operated on Lake Mead in Nevada. Late in the second quarter of 2022, Lake Mead water levels dropped precipitously to historically low levels. On June 30, 2022, BWC was no longer able to pump water and consequently ceased operations at its water intake facility. We considered BWC’s inability to pump water from Lake Mead to be a triggering event under ASC 360 Property, Plant, and Equipment, which caused us to evaluate the water system fixed assets for impairment. Because BWC was unable to deliver water under its current contracts and therefore unable to generate revenue, we determined the water system’s assets were fully impaired except to the extent certain equipment had alternative use outside of BWC’s operations, in which case those assets were written down to estimated salvage value. The $16.4 million impairment charge primarily recognized in the second quarter of 2022 represented the write down of the book value to the estimated salvage value of the assets. Without the ability to pump and deliver water to its customers, BWC’s operating expenses exceeded its revenues, and on September 10, 2022, BWC and its wholly-owned subsidiary (collectively, “Debtors”) voluntarily filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Nevada. Because BWC filed for bankruptcy protection, we and BMI could no longer affirmatively assert we control BWC and, as such, in accordance with ASC 810, Consolidation, we deconsolidated BWC as of the date of the bankruptcy filing and recognized a loss of $2.0 million in the third quarter of 2022 on the deconsolidation. In addition, BMI had an outstanding intercompany accounts receivable balance with BWC on the date of the bankruptcy filing, and we recognized $1.3 million of bad debt expense to fully reserve this balance during the third quarter of 2022.

On November 8, 2023, the Bankruptcy Court for the District of Nevada (“Court”) entered an order approving Debtors’ plan of reorganization, which provided for the sale of substantially all Debtors’ assets and the transfer of substantially all of their operating and other agreements to one of their industrial customers. The transaction closed on November 17, 2023 at which time Debtors discontinued their water delivery operations. The proceeds of the sale were used to repay creditors of the Debtors. On July 10, 2024, the Court approved the closure of the Debtors’ bankruptcy case. BWC and its wholly-owned subsidiary BWC SPE I, LLC were subsequently dissolved, with the remaining cash at BWC of $2.6 million distributed to BMI.

On December 1, 2023, BMI sold its subsidiary BPC, which provided electricity to four customers located in the industrial park, and its sewer system assets to another of its industrial customers. The sale was for minimal cash consideration and the assumption of liabilities, and upon the closing of the sale we recognized a loss of $2.6 million. BMI provided transition services to the purchaser of the businesses for a limited time. With the sale of BPC and the completion of the bankruptcy, we no longer provide services to the industrial park which allows us to focus on land sales and development activity for the residential/planned community.

Note 4 – Accounts and other receivables, net:

	December 31,
	2023	2024

	(In millions)
Trade accounts receivable:
Kronos	$273.6	$269.2
CompX	17.1	14.2
BMI/LandWell	1.2	.3
VAT and other receivables	33.4	45.9
Allowance for doubtful accounts	(4.2)	(3.9)
Total	$321.1	$325.7

Note 5 – Inventories, net:

	December 31,
	2023	2024

	(In millions)
Raw materials:
Chemicals	$188.3	$176.9
Component products	5.7	5.6
Total raw materials	194.0	182.5
Work in process:
Chemicals	30.8	52.5
Component products	19.1	17.6
Total in-process products	49.9	70.1
Finished products:
Chemicals	250.4	308.3
Component products	5.9	5.1
Total finished products	256.3	313.4
Supplies (chemicals)	95.9	119.8
Total	$596.1	$685.8

Note 6 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	loss, net

	(In millions)
December 31, 2023:
Current assets	$56.1	$56.1	$—

Noncurrent assets	$4.8	$5.0	$(.2)

December 31, 2024:
Current assets	$1.9	$1.9	$—

Noncurrent assets	$5.7	$5.7	$—

	Fair Value Measurements
		Quoted	Significant
		Prices in	Other
		Active	Observable
		Markets	Inputs
	Total	(Level 1)	(Level 2)

	(In millions)
December 31, 2023:
Current assets - fixed income securities	$56.1	$—	$56.1

Noncurrent assets:
Fixed income securities	$2.6	$—	$2.6
Mutual funds	2.2	2.2	—
Total	$4.8	$2.2	$2.6

December 31, 2024:
Current assets - fixed income securities	$1.9	$—	$1.9

Noncurrent assets:
Fixed income securities	$3.1	$—	$3.1
Mutual funds	2.6	2.6	—
Total	$5.7	$2.6	$3.1

Our marketable securities consist of investments in marketable equity and debt securities. At December 31, 2023 and 2024 our current marketable securities were primarily debt securities invested in U.S. government treasuries. The fair values of our marketable debt securities are either determined using Level 1 inputs (because securities are actively traded) or determined using Level 2 inputs (because although these securities are traded, in many cases, the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31).

Note 7 – Other assets:

	December 31,
	2023	2024

	(In millions)
Other assets:
Note receivables - OPA	$69.1	$91.6
Operating lease right-of-use assets	22.7	20.6
IBNR receivables	13.4	15.0
Land held for development	19.4	7.4
Restricted cash and cash equivalents	32.4	5.5
Other	16.7	21.4
Total	$173.7	$161.5

Leases. We enter into various operating leases for manufacturing facilities, land and equipment. Our operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities on our Consolidated Balance Sheets. Also see Note 10. Our Chemicals Segment’s principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease that expires in 2050. The Leverkusen facility itself, which Kronos owns and which represents approximately 29% of its current TiO2 production capacity, is located within an extensive manufacturing complex.

During 2022, 2023 and 2024, our operating lease expense approximated $5.5 million, $5.6 million and $5.2 million, respectively, (which approximates the amount of cash paid during the period for our operating leases included in the determination of our cash flows from operating activities). During 2022, 2023 and 2024, variable lease expense and short-term lease expense were not material. During 2022, 2023 and 2024, we entered into new operating leases which resulted in the recognition of $6.6 million, $4.6 million and $2.8 million, respectively, in right-of-use operating lease assets and corresponding liabilities on our Consolidated Balance Sheets. At December 31, 2023 and 2024, the weighted average remaining lease term of our operating leases was approximately 14 years and the weighted average discount rate associated with such leases was approximately 5.0% in 2023 and approximately 6.0% in 2024. Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At December 31, 2024, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2025	$4.4
2026	4.0
2027	2.8
2028	2.3
2029	2.0
2030 and thereafter	14.6
Total remaining lease payments	30.1
Less imputed interest	9.5
Total lease obligations	20.6
Less current obligations	3.5
Long term lease obligations	$17.1

With respect to our land lease associated with our Chemical Segment’s Leverkusen facility, we periodically establish the amount of rent for such land lease for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation. As such, we will account for any change in the rent associated with such lease as a lease modification. Of the $20.6 million total lease obligations at December 31, 2024, approximately $6.8 million relates to our Leverkusen facility land lease.

At December 31, 2024, we have no significant lease commitments that have not yet commenced.

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

During 2022, 2023 and 2024, we received approval for additional tax increment reimbursement of $15.2 million ($10.0 million in the third quarter and $5.2 million in the fourth quarter), $25.2 million ($4.8 million in the third quarter and $20.4 million in the fourth quarter), and $30.3 million ($14.2 million in the third quarter and $16.1 million in the fourth quarter), respectively, which were recognized as other income and are evidenced by a promissory note issued to LandWell by the City of Henderson. The note receivables bear interest at 6% annually and in 2021, the City of Henderson extended the Redevelopment Plan for an additional 15 years which allows us to collect any remaining amounts due under the OPA through 2051. Any unpaid balances at the end of the agreement are forfeited. See Note 13.

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

Note 8 – Goodwill:

We have assigned goodwill to each of our reporting units (as that term is defined in ASC Topic 350-20-20, Goodwill) which corresponds to our operating segments. Substantially all of our goodwill related to our Chemicals Segment is from our various step acquisitions of NL and Kronos which occurred prior to 2022, as goodwill was determined prior to the adoption of the equity transaction framework provisions of ASC Topic 810. In the third quarter of 2024, we recognized $2.6 million of goodwill related to Kronos’ acquisition of the remaining 50% joint venture interest in LPC. See Note 3. Substantially all of the net goodwill related to the Component Products Segment was generated from CompX’s acquisitions of certain business units and the step acquisitions of CompX. The Component Products Segment goodwill is assigned to the security products reporting unit within that operating segment.

	Operating segment
		Component
	Chemicals	Products	Total

	(In millions)
Balance at December 31, 2022 and 2023	$352.6	$27.1	$379.7
LPC Acquisition	2.6	—	2.6
Balance at December 31, 2024	$355.2	$27.1	$382.3

We test for goodwill impairment at the reporting unit level. In determining the estimated fair value of the reporting units, we use appropriate valuation techniques, such as discounted cash flows and, with respect to our Chemicals Segment, we consider quoted market prices, a Level 1 input, while discounted cash flows are a Level 3 input. We also consider control premiums when assessing fair value using quoted market prices. If the carrying amount of the reporting unit’s net assets exceeds its fair value, an impairment charge is recorded for the amount by which such carrying amount exceeds the reporting unit’s fair value (not to exceed the amount of goodwill recognized). As permitted by GAAP, during 2022, 2023 and 2024 we used the qualitative assessment of ASC 350-20-35 for the Component Products security products reporting unit’s annual impairment test and determined it was not necessary to perform a quantitative goodwill impairment test.

We review goodwill for each of our reporting units for impairment during the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value. In 2022, 2023 and 2024, no goodwill impairment was indicated as part of our annual impairment review of goodwill.

Prior to 2022, we recorded an aggregate $16.5 million goodwill impairment, mostly with respect to our Component Products Segment. Our consolidated gross goodwill at December 31, 2024 is $398.8 million.

Note 9 – Long-term debt:

	December 31,
	2023	2024

	(In millions)
Valhi:
Contran credit facility	$93.4	$44.6
Subsidiary debt:
Kronos:
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	—	365.4
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	440.9	78.3
Subordinated, Unsecured Term Loan from Contran	—	53.7
Revolving credit facility	—	10.0
LandWell:
Note payable to Western Alliance Business Trust	12.2	11.4
Total subsidiary debt	453.1	518.8
Total debt	546.5	563.4
Less current maturities	.7	79.0
Total long-term debt	$545.8	$484.4

Valhi – Contran credit facility – We have an unsecured revolving credit facility with Contran which, as amended, provides for borrowings from Contran of up to $150 million. The facility, as amended, bears interest at prime plus 1% (8.50% at December 31, 2024), and is due on demand, but in any event no earlier than December 31, 2026. The facility contains no financial covenants or other financial restrictions. Valhi pays an unused commitment fee quarterly to Contran on the available balance (except during periods during which Contran would be a net borrower from Valhi). The average interest rate on the credit facility for the year ended December 31, 2024 was 9.27%. During 2024 we had no borrowings and repayments of $48.8 million under this facility, and at December 31, 2024 an additional $105.4 million was available for borrowings under this facility.

Kronos – 9.50% Senior Secured Notes due 2029 – On February 12, 2024, for certain eligible holders of existing 3.75% Senior Secured Notes due September 2025 (the “Old Notes”), Kronos International, Inc. (“KII”) executed an exchange of €325 million principal amount of the outstanding Old Notes for newly issued €276.174 million aggregate outstanding KII 9.50% Senior Secured Notes due March 2029 (the “New Notes” and, together with the Old Notes and the Additional New Notes (as defined below), the “Senior Secured Notes”) plus additional cash consideration of €48.75 million ($52.6 million). Holders of the Old Notes received for each €1,000 principal amount of Old Notes exchanged, €850 in principal amount of New Notes, plus a cash payment in an amount equal to €150. Following the exchange, Old

Notes totaling €75 million principal amount that were not exchanged continue to remain outstanding. In connection with the exchange, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes. KII did not receive any cash proceeds from the issuance and delivery of the New Notes in connection with the exchange. Kronos also entered into a $53.7 million unsecured term loan from Contran Corporation (described below) in connection with the exchange.

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

The 9.50% Senior Secured Notes due 2029:

●	bear interest at 9.50% per annum, payable semi-annually on March 15 and September 15 of each year, payments began on September 15, 2024;
●	have a maturity date of March 15, 2029. Prior to March 15, 2026, Kronos may redeem some or all of the 9.50% Senior Secured Notes due 2029 at a price equal to 100% of the principal amount thereof, plus an applicable premium as of the date of the redemption as described in the indenture governing its 9.50% Senior Secured Notes due 2029, plus accrued and unpaid interest. On or after March 15, 2026, Kronos may redeem the 9.50% Senior Secured Notes due 2029 at redemption prices ranging from 104.75% of the principal amount, declining to 100% on or after March 15, 2028, plus accrued and unpaid interest. In addition, on or before March 15, 2026, Kronos may redeem up to 40% of the 9.50% Senior Secured Notes due 2029 with the net proceeds of certain public or private equity offerings at 109.50% of the principal amount, plus accrued and unpaid interest, provided that following the redemption at least 50% of the 9.50% Senior Secured Notes due 2029 remain outstanding. If Kronos or Kronos’ subsidiaries experience certain change of control events, as outlined in the indenture governing its 9.50% Senior Secured Notes due 2029, Kronos would be required to make an offer to purchase the 9.50% Senior Secured Notes due 2029 at 101% of the principal amount thereof, plus accrued and unpaid interest. Kronos would also be required to make an offer to purchase a specified portion of the 9.50% Senior Secured Notes due 2029 at par value, plus accrued and unpaid interest, in the event that Kronos and its subsidiaries generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period as described in the indenture governing Kronos’ 9.50% Senior Secured Notes due 2029;
●	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of its direct and indirect domestic, wholly-owned subsidiaries;
●	are collateralized by a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor;
●	contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type (however, there are no ongoing financial maintenance covenants); and
●	contain customary default provisions, including a default under any of Kronos’ other indebtedness in excess of $50.0 million.

At December 31, 2024, the carrying value of the 9.50% Senior Secured Notes due 2029 (€351.174 million aggregate principal amount outstanding plus €5.1 million of unamortized premium) is stated net of unamortized debt issuance costs of $6.3 million. As a result of the note exchange, in the first quarter of 2024 Kronos recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of the deferred financing costs associated with the Old Notes. As of December 31, 2024, Kronos has capitalized $7.4 million in debt issuance costs associated with the 9.50% Senior Secured Notes due 2029.

3.75% Senior Secured Notes due 2025 – At December 31, 2024, the carrying value of Kronos’ remaining Old Notes (€75 million aggregate principal amount outstanding) is $78.3 million. In connection with the issuance of the New Notes in February 2024, the indenture governing the Old Notes was amended to conform to the restrictive covenants in the indenture governing the New Notes and to make other conforming changes.

Subordinated, Unsecured Term Loan from Contran – As part of the refinancing of a majority of Kronos’ Old Notes discussed above, Kronos borrowed $53.7 million (€50.0 million) from Contran through the issuance of an unsecured subordinated term promissory note dated February 12, 2024 (the “Contran Term Loan”). The Contran Term Loan is guaranteed by certain of Kronos’ domestic wholly-owned subsidiaries.  Kronos’ obligations under the Contran Term Loan, and the obligations of the guarantors under the related guaranties, are unsecured and subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Interest on the Contran Term Loan is payable in cash. Subsequent to the issuance of the Additional New Notes, the Contran Term Loan was amended in August 2024 to change the interest rate from 11.5% (which had been determined by adding an additional spread of 2% to the final interest rate on the New Notes issued in February 2024) to 9.54% (determined by adding a spread of 2% to the effective interest rate of the Additional New Notes issued in July 2024). In each case, the spread used to determine the rate was based upon comparable debt transactions at the time of the issuance of the applicable notes. The Contran Term Loan matures on demand (but no earlier than September 2029), is not subject to any amortization payments and is prepayable at par beginning in March 2026. The restrictive covenants in the Contran Term Loan are substantially similar to those contained in the indenture governing Kronos’ 9.50% Senior Secured Notes due 2029. In accordance with Kronos’ related party transaction policy, the audit committee of its board of directors, comprised of the independent directors, approved the terms and conditions of the original Contran Term Loan and its amendment in August 2024.

Revolving credit facility – Effective July 17, 2024, Kronos completed an amendment to its Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increased the maximum borrowing amount from $225 million to $300 million, extended the maturity date to July 2029 and expanded the agreement to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. See Note 3. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any borrowings outstanding and outstanding letters of credit issued under the Global Revolver. Borrowings by Kronos’ Canadian, Belgian and German subsidiaries are limited to U.S. $35 million, €30 million and €60 million, respectively. Any amounts outstanding under the Global Revolver bear interest, at Kronos’ option, at the applicable non-base rate (SOFR, adjusted CORRA or EURIBOR, depending on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%. U.S. Dollar or Canadian Dollar non-base rate loans, as well as euro non-base rate and euro base rate loans are subject to a 0.25% floor, plus the applicable margin. The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0. During 2024, Kronos borrowed $157.8 million and repaid $147.8 million under its Global Revolver. The average interest rate on outstanding borrowings for 2024 was 7.21%, and at December 31, 2024, the interest rate on the outstanding borrowings was 6.25%. The borrowing base calculated as of December 31, 2024, was approximately $278 million.

During 2023, Kronos had no borrowings or repayments under its Global Revolver.

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

Aggregate maturities of long-term debt – Aggregate maturities of debt at December 31, 2024 are presented in the table below.

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2025	$79.0
2026	45.4
2027	.8
2028	.9
2029	431.1
2030 and thereafter	7.2
Subtotal	564.4
Less amounts representing original issue discount and debt issuance costs	1.0
Total long-term debt	$563.4

We are in compliance with all of our debt covenants at December 31, 2024.

Note 10 – Accounts payable and accrued liabilities:

	December 31,
	2023	2024

	(In millions)
Accounts payable:
Kronos	$218.7	$232.4
CompX	3.1	3.7
BMI/LandWell	6.7	8.0
Distributions payable to noncontrolling interest	—	5.9
Total	$228.5	$250.0

Current accrued liabilities:
Employee benefits	$36.2	$38.7
Accrued development costs	15.1	30.0
Deferred income	88.8	28.2
Accrued sales discounts and rebates	22.5	27.6
Interest	5.1	11.4
Operating lease liabilities	3.9	3.5
Other	45.0	59.7
Total	$216.6	$199.1

Noncurrent accrued liabilities:
Accrued development costs	$42.3	$26.8
Operating lease liabilities	18.6	17.1
Insurance claims and expenses	14.9	16.6
Deferred income	15.5	11.8
Asset retirement obligations	7.2	14.3
Other postretirement benefits	7.4	6.7
Employee benefits	4.9	4.5
Earn-out liability	—	4.3
Other	.6	.6
Total	$111.4	$102.7

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability. See Note 7. See Note 3 for additional details related to the acquisition earn-out liability.

Note 11 – Defined contribution and defined benefit retirement plans:

Defined contribution plans. Certain of our subsidiaries maintain various defined contribution pension plans for our employees worldwide. Defined contribution plan expense approximated $8.0 million in 2022, $8.2 million in 2023 and $7.7 million in 2024.

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

As a result of the LPC acquisition in July 2024 (see Note 3), Kronos acquired the LPC defined benefit pension plan, which had a net pension asset of $10.6 million on the Acquisition Date. Prior to the LPC acquisition, LPC’s defined benefit pension plan had been frozen for all employees with benefits based on years of service and employee compensation. Effective December 31, 2024, the LPC defined benefit pension plan was merged into NL’s U.S. defined benefit pension plan.

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

We expect to contribute the equivalent of approximately $16 million to all of our defined benefit pension plans during 2025. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2025	$29.9
2026	30.5
2027	32.5
2028	37.4
2029	36.0
Next 5 years	175.9

The funded status of our U.S. defined benefit pension plans, including the acquired LPC plan, is presented in the table below.

	Years ended December 31,
	2023	2024

	(In millions)
Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$43.4	$42.7
Interest cost	2.2	2.7
Actuarial (gains) losses	1.2	(3.1)
Benefits paid	(4.1)	(4.6)
Acquisition	—	27.5
Balance at end of the year	$42.7	$65.2

Change in plan assets:
Fair value at beginning of the year	$39.1	$40.3
Actual return on plan assets	3.7	.4
Employer contributions	1.6	1.5
Benefits paid	(4.1)	(4.6)
Acquisition	—	38.1
Fair value at end of the year	$40.3	$75.7
Funded status	$(2.4)	$10.5

Amounts recognized in the Consolidated Balance Sheets:
Noncurrent pension asset	$—	$10.7
Accrued pension costs:
Current	—	(.1)
Noncurrent	(2.4)	(.1)
Total	(2.4)	10.5
Accumulated other comprehensive loss - actuarial losses	30.3	28.5
Total	$27.9	$39.0

Accumulated benefit obligations ("ABO")	$42.7	$65.2

The total net overfunded status of our U.S. defined benefit pension plans increased from a total net underfunded balance of $2.4 million at December 31, 2023 to a total net overfunded balance of $10.5 million at December 31, 2024 due to the consolidation of the LPC pension plan which, as noted above, is an overfunded plan. Absent the LPC plan, the decrease in our PBO exceeded the decrease in our plan assets during 2024. The decrease in our PBO in 2024 was primarily attributable to higher actuarial gains due primarily to the increase in the discount rate.

The components of our net periodic defined benefit pension cost for U.S. plans are presented in the table below. The amounts shown below for the amortization of recognized actuarial losses for 2022, 2023 and 2024 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2021, 2022 and 2023, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2022	2023	2024

	(In millions)
Net periodic pension cost for U.S. plans:
Interest cost	$1.4	$2.2	$2.7
Expected return on plan assets	(2.0)	(1.9)	(3.2)
Recognized net actuarial losses	1.9	2.0	1.9
Total	$1.3	$2.3	$1.4

Information concerning our U.S. defined benefit pension plans (for which the ABO of all of the plans exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2023	2024

	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$42.7	$.1
Accumulated benefit obligations	42.7	.1
Fair value of plan assets	40.3	—

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plans as of December 31, 2023 and 2024 are 5.0% and 5.5%, respectively. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plans are frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plans for 2022, 2023 and 2024 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plans are frozen with regards to compensation.

	Years ended December 31,
	2022	2023	2024
Discount rate	2.6%	5.3%	5.0%
Long-term return on plan assets	4.0%	5.0%	5.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2023	2024

	(In millions)
Change in PBO:
Balance at beginning of the year	$508.6	$563.7
Service cost	6.3	6.6
Interest cost	19.8	18.9
Participants’ contributions	1.8	1.8
Actuarial (gains) losses	44.3	(16.2)
Settlements	(8.6)	(1.9)
Change in currency exchange rates	14.1	(36.8)
Benefits paid	(22.6)	(22.8)
Balance at end of the year	$563.7	$513.3

Change in plan assets:
Fair value at beginning of the year	$390.5	$422.6
Actual return on plan assets	37.4	20.0
Employer contributions	14.7	14.9
Participants' contributions	1.8	1.8
Settlements	(8.6)	(1.9)
Change in currency exchange rates	9.4	(29.7)
Benefits paid	(22.6)	(22.8)
Fair value at end of the year	$422.6	$404.9
Funded status	$(141.1)	$(108.4)

Amounts recognized in the Consolidated Balance Sheets:
Noncurrent pension asset	$8.1	$9.1
Noncurrent accrued pension costs	(149.2)	(117.5)
Total	(141.1)	(108.4)
Accumulated other comprehensive loss:
Actuarial losses	106.8	88.8
Prior service cost	.3	.3
Total	107.1	89.1
Total	$(34.0)	$(19.3)

ABO	$549.8	$499.7

The total net underfunded status of our non-U.S. defined benefit pension plans decreased from $141.1 million at December 31, 2023 to $108.4 million at December 31, 2024 due to the change in our PBO during 2024 exceeding the change in plan assets during 2024. The decrease in our PBO in 2024 was primarily attributable to higher actuarial gains due primarily to the increase in discount rates in Germany from year end 2023 and favorable currency fluctuations, primarily from the strengthening of the U.S. dollar relative to the euro. The decrease in our plan assets in 2024 was primarily attributable to unfavorable currency fluctuations (primarily from the strengthening of the U.S. dollar relative to the euro) offsetting positive plan asset returns and employer contributions in 2024.

The components of our net periodic pension benefit cost for our non-U.S. plans are presented in the table below. The amounts shown below for the amortization of prior service cost and recognized net actuarial losses for 2022, 2023 and 2024 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2021, 2022 and 2023, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2022	2023	2024

	(In millions)
Net periodic pension cost for non-U.S. plans:
Service cost	$11.3	$6.3	$6.6
Interest cost	10.6	19.8	18.9
Expected return on plan assets	(11.1)	(18.3)	(19.9)
Recognized net actuarial losses	12.8	1.8	1.9
Amortization of prior service cost	.1	—	.1
Settlements	.4	6.5	.4
Total	$24.1	$16.1	$8.0

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2023	2024

	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$463.1	$397.1
Accumulated benefit obligations	452.9	387.1
Fair value of plan assets	313.8	279.5

The key actuarial assumptions used to determine our non-U.S. benefit obligations as of December 31, 2023 and 2024 are as follows:

	December 31,
	2023	2024
Discount rate	3.4%	3.6%
Increase in future compensation levels	2.7%	2.8%

A summary of our key actuarial assumptions used to determine non-U.S. net periodic benefit cost for 2022, 2023 and 2024 are as follows:

	Years ended December 31,
	2022	2023	2024
Discount rate	1.5%	3.9%	3.4%
Increase in future compensation levels	2.6%	2.7%	2.7%
Long-term return on plan assets	2.5%	4.6%	4.9%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for all of our periodic defined benefit plans for actuarial losses and prior service cost at December 31, 2023 and 2024 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2023 and 2024. We expect approximately $3.2 million and $.1 million of the unrecognized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension cost in 2025. The table below details the changes in other comprehensive income (loss) during 2022, 2023 and 2024.

	Years ended December 31,
	2022	2023	2024

	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gains (losses)	$134.1	$(25.5)	$16.0
Amortization of unrecognized:
Net actuarial losses	14.7	3.8	3.7
Prior service cost	.1	—	.1
Settlements	.4	6.5	.4
Total	$149.3	$(15.2)	$20.2

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g., equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

●	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. Our German pension plan assets represent an investment in a large collective investment fund established and maintained by Bayer AG in which several pension plans, including our German pension plans and Bayer’s pension plans, have invested. Our plan assets represent a very nominal portion of the total collective investment fund maintained by Bayer. These plan assets are a Level 3 in the fair value hierarchy because there is not an active market that approximates the value of our investment in the Bayer investment fund. We estimate the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the Bayer fund and using a model we developed with assistance from our third-party actuary that uses estimated asset allocations and correlates such allocation to similar asset mixes in fund indexes quoted on an active market. We periodically evaluate the results of our valuation model against actual returns in the Bayer fund and adjust the model as needed. The Bayer fund periodic reports are subject to audit by the German pension regulator.
●	In Canada, we currently have a plan asset target allocation of up to 10% to equity securities and 90 –100% to fixed income securities. We expect the long-term rate of return for such investments to approximate the applicable equity or fixed income index. The Canadian assets are Level 1 inputs because they are traded in active markets.
●	In Norway, we currently have a plan asset target allocation of 18% to equity securities, 63% to fixed income securities, 14% to real estate and the remainder primarily to other investments and liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 7%, 5%, 7% and 8%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however, approximately 15% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.
●	In the U.S. we currently have a plan asset target allocation of 17% to equity securities, 80% to fixed income securities and the remainder is allocated to other strategies. The expected long-term rate of return for our equity securities and fixed income securities is approximately 7% and 5%, respectively (before plan administrative expenses). Approximately 51% of our U.S. plan assets are invested in funds that are valued at net asset value (“NAV”) and not subject to classification in the fair value hierarchy. As noted above, the LPC defined benefit pension plan was merged into the existing NL U.S. defined benefit pension plan effective December 31, 2024. In preparation for merging the U.S. pension plans, pension assets held by the LPC defined benefit pension plan were converted to cash resulting in an overall higher allocation to cash at December 31, 2024. In January 2025, our plan assets were rebalanced to align with the asset target allocation noted above.

●	We also have plan assets in Belgium. The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by asset category and fair value level at December 31, 2023 and 2024 is shown in the tables below.

	Fair Value Measurements at December 31, 2023
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable	Assets
		Markets	Inputs	Inputs	measured
	Total	(Level 1)	(Level 2)	(Level 3)	at NAV

	(In millions)
Germany	$269.4	$—	$—	$269.4	$—
Canada:
Non local currency equities	2.7	2.7	—	—	—
Local currency fixed income	86.2	86.2	—	—	—
Cash and other	1.1	1.1	—	—	—
Norway:
Local currency equities	2.4	2.4	—	—	—
Non local currency equities	7.2	7.2	—	—	—
Local currency fixed income	23.9	4.4	19.5	—	—
Non local currency fixed income	4.2	4.2	—	—	—
Real estate	6.6	—	—	6.6	—
Cash and other	3.0	2.8	—	.2	—
U.S.:
Equities	11.3	—	—	—	11.3
Fixed income	27.1	—	—	—	27.1
Cash and other	1.9	.7	—	—	1.2
Other	15.9	—	—	15.9	—
Total	$462.9	$111.7	$19.5	$292.1	$39.6

	Fair Value Measurements at December 31, 2024
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable	Assets
		Markets	Inputs	Inputs	measured
	Total	(Level 1)	(Level 2)	(Level 3)	at NAV

	(In millions)
Germany	$264.6	$—	$—	$264.6	$—
Canada:
Local currency equities	2.8	2.8	—	—	—
Local currency fixed income	78.1	78.1	—	—	—
Cash and other	.5	.5	—	—	—
Norway:
Local currency equities	2.0	2.0	—	—	—
Non local currency equities	6.9	6.9	—	—	—
Local currency fixed income	21.1	3.7	17.4	—	—
Non local currency fixed income	4.2	4.2	—	—	—
Real estate	6.2	—	—	6.2	—
Cash and other	3.6	3.4	—	.2	—
U.S.:
Equities	6.7	—	—	.1	6.6
Fixed income	30.8	—	—	—	30.8
Cash and other	38.2	37.0	—	—	1.2
Other	14.9	—	—	14.9	—
Total	$480.6	$138.6	$17.4	$286.0	$38.6

A rollforward of the change in fair value of Level 3 assets follows.

	Years ended December 31,
	2023	2024

	(In millions)
Fair value at beginning of year	$264.8	$292.1
Gain on assets held at end of year	11.1	12.8
Gain (loss) on assets sold during the year	14.4	(.7)
Assets purchased	1.7	1.5
Assets sold	(9.3)	(2.3)
Currency exchange rate fluctuations	9.4	(17.4)
Fair value at end of year	$292.1	$286.0

Note 12 – Disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Years ended December 31,
	2022	2023	2024

	(In millions)
Net sales - point of origin:
United States	$1,226.6	$1,029.2	$1,178.4
Germany	895.4	726.4	826.6
Canada	389.4	351.0	351.5
Norway	273.5	252.1	278.6
Belgium	306.5	217.1	237.8
Eliminations	(1,161.2)	(909.3)	(985.8)
Total	$1,930.2	$1,666.5	$1,887.1

Net sales - point of destination:
Europe	$878.3	$737.8	$841.5
North America	695.7	618.1	698.3
Other	356.2	310.6	347.3
Total	$1,930.2	$1,666.5	$1,887.1

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows for these segments are affected by economic factors.

	Years ended December 31,
	2022	2023	2024

	(In millions)
Component Products:
Net sales:
Security products	$114.5	$121.2	$115.2
Marine components	52.1	40.1	30.7
Total	$166.6	$161.3	$145.9

Real Estate Management and Development:
Net sales:
Land sales	$120.9	$92.6	$71.5
Utility and other	1.2	1.3	.3
Water delivery	3.6	—	—
Total	$125.7	$93.9	$71.8

Note 13 – Other income, net:

	Years ended December 31,
	2022	2023	2024

	(In millions)
Interest income and other:
Interest and dividends	$10.9	$21.0	$21.8
Securities transactions, net	(.5)	.3	.2
Total	10.4	21.3	22.0
Infrastructure reimbursement	16.0	25.5	31.7
Currency transactions, net	11.5	1.4	1.6
Insurance recoveries	2.8	3.0	1.4
Gain on land sales	—	1.5	.5
Other, net	3.0	2.7	4.6
Total	$43.7	$55.4	$61.8

Infrastructure reimbursement – Infrastructure reimbursements related to the OPA are discussed in Note 7.  LandWell also has agreements with certain utility providers servicing the Cadence master planned community under which certain costs incurred for the development of utility infrastructure may be reimbursed to LandWell. LandWell received $.8 million, $.3 million and $1.4 million in 2022, 2023 and 2024, respectively, for past costs incurred.

Insurance recoveries – Kronos recognized aggregate gains of $2.7 million and $2.5 million in 2022 and 2023, respectively, related to its Hurricane Laura business interruption claim.

NL received $.5 million and $1.4 million in insurance recoveries in 2023 and 2024, respectively. NL insurance recoveries in 2022 were nominal.

Note 14 – Income taxes:

	Years ended December 31,
	2022	2023	2024

	(In millions)
Pre-tax income (loss):
United States	$81.4	$53.2	$169.8
Non-U.S. subsidiaries	88.5	(72.7)	74.4
Total	$169.9	$(19.5)	$244.2
Expected tax expense (benefit) at U.S. federal statutory income tax rate of 21%	$35.7	$(4.1)	$51.3
Non-U.S. tax rates	2.0	(6.3)	.1
Incremental net tax expense (benefit) on earnings and losses of U.S. and non-U.S. tax group companies	(1.7)	(13.9)	11.3
Valuation allowance	—	—	10.7
Global intangible low-tax income, net	1.8	(.4)	3.4
U.S. state income taxes, net	1.5	.6	2.6
Adjustment to the reserve for uncertain tax positions, net	(2.9)	(.7)	.5
Nondeductible expenses	1.0	1.2	3.2
Other, net	(.6)	(1.0)	(.2)
Income tax expense (benefit)	$36.8	$(24.6)	$82.9

Components of income tax expense (benefit):
Currently payable:
U.S. federal and state	$16.3	$12.6	$14.2
Non-U.S.	20.1	13.5	25.3
Total	36.4	26.1	39.5
Deferred income taxes (benefit):
U.S. federal and state	(.9)	(14.8)	41.3
Non-U.S.	1.3	(35.9)	2.1
Total	.4	(50.7)	43.4
Income tax expense (benefit)	$36.8	$(24.6)	$82.9

Comprehensive provision (benefit) for income taxes allocable to:
Net income (loss)	$36.8	$(24.6)	$82.9
Other comprehensive income (loss):
Currency translation	(3.3)	.4	(3.9)
Pension plans	60.7	(7.6)	7.5
Other	.9	(.3)	—
Total	$95.1	$(32.1)	$86.5

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

The components of the net deferred income taxes at December 31, 2023 and 2024 are summarized in the following table.

	December 31,
	2023		2024
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Tax effect of temporary differences related to:
Property and equipment	$—	$(62.9)	$—	$(69.1)
Lease assets (liabilities)	5.7	(5.7)	5.2	(5.3)
Accrued OPEB costs	2.1	—	1.9	—
Accrued pension costs	26.9	—	14.3	—
Accrued environmental liabilities	22.6	—	15.2	—
Capitalized research and development costs	4.8	—	6.3	—
Other deductible differences	10.7	—	10.1	—
Other taxable differences	—	(15.3)	—	(22.6)
Investments in subsidiaries and affiliates	10.5	(54.7)	10.1	(56.9)
Unrecognized currency gain	—	—	—	(16.8)
Tax on unremitted earnings of non-U.S. subsidiaries	—	(10.9)	—	(8.8)
Tax loss and tax credit carryforwards	119.6	—	126.6	—
Valuation allowance	(3.5)	—	(14.1)	—
Adjusted gross deferred tax assets (liabilities)	199.4	(149.5)	175.6	(179.5)
Netting of items by tax jurisdiction	(132.4)	132.4	(121.8)	121.8
Net noncurrent deferred tax asset (liability)	$67.0	$(17.1)	$53.8	$(57.7)

We periodically review our deferred tax assets (“DTA”) to determine if a valuation allowance is required. At December 31, 2024, our Chemicals Segment has German corporate and trade net operating loss (“NOL”) carryforwards of $447.3 million (DTA of $70.8 million) and $40.1 million (DTA of $4.4 million), respectively; Belgian corporate NOL carryforwards of $72.0 million (DTA of $18.0 million) and Canadian corporate and provincial NOL carryforwards of $28.9 million (DTA of $4.3 million) and $31.1 million (DTA of $3.6 million), respectively. Prior to December 31, 2024, and using all available evidence, we had concluded that no deferred income tax asset valuation allowance was required to be recognized with respect to such carryforwards, principally because (i) such carryforwards have lengthy carryforward periods (the German and Belgian carryforwards may be carried forward indefinitely and the Canadian carryforwards may be carried forward 20 years), (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term. With regards to our Belgian DTA, given our Belgium unit’s operating results during the fourth quarter of 2024 and our current expectations for 2025 in that jurisdiction, we do not have sufficient positive evidence to overcome the significant negative evidence of having twelve quarters of cumulative losses. Accordingly, at December 31, 2024, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance of $8.2 million under the more-likely-than-not recognition criteria with respect to our Belgian DTA. At December 31, 2024, we continue to conclude no valuation allowance is required to be recognized for our German and Canadian DTAs although prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or Canadian operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

The 2017 Tax Act limited our business interest expense to the sum of our business interest income and 30% of our adjusted taxable income as defined in the Tax Act. Any business interest expense disallowed as a deduction as a result of the limitation may be carried forward indefinitely. At December 31, 2023 and December 31, 2024, we have recorded deferred tax assets of $14.7 million and $23.1 million, respectively, for the carryforwards associated with the nondeductible portion of our interest expense and have concluded we are required to recognize a valuation allowance for such deferred tax asset under the more-likely-than-not recognition criteria. During 2024 we recognized a non-cash deferred income tax expense of $2.5 million with respect to the valuation allowance recorded on the portion of our additional interest expense carryforwards not benefitted by future reversals of existing deferred tax liabilities. See Note 1 for additional information related to the revision impacting income taxes.

Prior to the enactment of the 2017 Tax Act the undistributed earnings of our Chemicals Segment’s European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Chemicals Segment’s Canadian subsidiary). Pursuant to the one-time repatriation tax (Transition Tax) provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, we recognized current income tax expense of $74.1 million and elected to pay such tax in annual installments over an eight-year period beginning in 2018. At December 31, 2024, the balance of our unpaid Transition Tax is $18.5 million, with the remaining payment due in 2025. The payment is recorded as a current payable to affiliate (income taxes payable to Contran) on our Consolidated Balance Sheet at December 31, 2024. See Note 17.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2024, we have recognized a deferred income tax liability with respect to our direct investment in Kronos of $49.6 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $153.6 million. During 2024, we recognized a non-cash deferred income tax expense with respect to our direct investment in Kronos of $4.6 million for the increase in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such increase related to our equity in Kronos’ net income during such period. We recognized a similar non-cash deferred income tax benefit of $6.4 million in 2023 and a non-cash deferred income tax expense of $1.2 million in 2022. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

On December 10, 2024, the Department of the Treasury and the Internal Revenue Service released final currency regulations under §987 and related rules (the “2024 Final Regulations”). The 2024 Final Regulations generally apply to tax years beginning after December 31, 2024, and include transition rules that require us to compute a pretransition gain or loss for currency translation related to the operations, assets and liabilities of our non-U.S. qualified business units. Pursuant to the 2024 Final Regulations, we have calculated a pretransition gain of $77.1 million and, accordingly, our income tax expense in 2024 includes a non-cash deferred income tax expense of $16.5 million recognized in the fourth quarter.

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

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2022, 2023 and 2024:

	Years ended December 31,
	2022	2023	2024

	(In millions)
Unrecognized tax benefits:
Amount at beginning of year	$6.4	$3.5	$2.8
Tax positions taken in current period	.7	.5	.5
Lapse due to applicable statute of limitations	(3.4)	(1.2)	—
Changes in currency exchange rates	(.2)	—	(.1)
Amount at end of year	$3.5	$2.8	$3.2

At December 31, 2024, all of our uncertain tax benefits are classified as a component of our noncurrent deferred tax asset. If our uncertain tax position at December 31, 2024 was recognized, a benefit of $3.2 million would affect our effective income tax rate. Excluding any potential adjustments resulting from on-going examinations by tax authorities, we currently estimate that our unrecognized tax benefits will not change materially during the next twelve months.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2021 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to: 2020 for Germany; 2021 for Belgium; and 2019 for Canada and Norway although certain periods may be extended if currently under examination or for the review of cross-border transactions.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. The amount of interest and penalties we accrued during 2022, 2023 and 2024 was not material.

Note 15 – Noncontrolling interest in subsidiaries:

	December 31,
	2023	2024

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$209.0	$210.3
NL Industries	76.9	81.5
CompX International	22.0	19.0
BMI	11.0	18.7
LandWell	6.8	13.5
Total	$325.7	$343.0

	Years ended December 31,
	2022	2023	2024

	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$20.0	$(9.5)	$16.1
NL Industries	5.8	(.4)	11.4
CompX International	2.6	2.9	2.0
BMI	2.8	8.2	9.6
LandWell	14.7	13.8	14.2
Total	$45.9	$15.0	$53.3

Note 16 – Valhi stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding

	(In millions)
Balance at December 31, 2022, 2023 and 2024	29.6	(1.1)	28.5

Valhi share repurchases and cancellations. Our board of directors previously authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. The aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2024. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. We did not make any such purchases under the plan in 2022, 2023 or 2024.

Treasury stock. At December 31, 2023 and 2024, NL and Kronos held approximately 1.2 million and .1 million shares of our common stock, respectively. The treasury stock we reported for financial reporting purposes at December 31, 2023 and 2024 represents our proportional interest in these shares of our common stock held by NL and Kronos, at NL’s and Kronos’ historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of NL and Kronos, are reflected in our Consolidated Balance Sheets at fair value and are classified as part of other noncurrent assets. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company’s shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes. As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes. Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a loss of $1.6 million in 2022, a loss of $1.7 million in 2023 and a gain of $1.9 million in 2024 in our Consolidated Statements of Operations which represents the unrealized gain (loss) in respect of these shares attributable to the noncontrolling interest of Kronos and NL. See Note 2.

Valhi director stock plan. Prior to 2022, our board of directors adopted a plan that provided for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. In March 2021, our board of directors voted to replace the existing director stock plan with a new plan that would provide for the award of stock to non-employee members of our board of directors, and up to a maximum of 100,000 shares could be awarded. The new plan was approved at our May 2021 shareholder meeting, at which time the prior director stock plan terminated. We awarded 9,000 shares and 6,300 shares under this plan in 2023 and 2024, respectively, and at December 31, 2024, 78,300 shares are available for future award under this new plan.

Stock plans of subsidiaries. Kronos, NL and CompX each maintain plans which provide for the award of their common stock to their board of directors. At December 31, 2024, Kronos, NL and CompX had 87,800, 185,750 and 119,650 shares of their respective common stock available for future award under respective plans.

Accumulated other comprehensive loss. Accumulated other comprehensive income (loss) attributable to Valhi stockholders comprises changes in equity as presented in the table below.

	Years ended December 31,
	2022	2023	2024

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of year	$1.7	$1.6	$1.7
Other comprehensive income:
Unrealized gain (loss) arising during the year	(.1)	.1	—
Balance at end of year	$1.6	$1.7	$1.7
Currency translation:
Balance at beginning of year	$(72.2)	$(91.5)	$(88.8)
Other comprehensive income (loss) arising during the year	(19.3)	2.7	(22.9)
Balance at end of year	$(91.5)	$(88.8)	$(111.7)
Defined benefit pension plans:
Balance at beginning of year	$(120.9)	$(55.0)	$(58.8)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	7.3	1.9	2.1
Net actuarial gain (loss) arising during the year	58.4	(10.0)	7.1
Plan settlement	.2	4.3	.2
Balance at end of year	$(55.0)	$(58.8)	$(49.4)
OPEB plans:
Balance at beginning of year	$.1	$1.0	$.4
Other comprehensive income:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.5)	(.7)	(.3)
Net actuarial gain arising during the year	1.4	.1	.1
Balance at end of year	$1.0	$.4	$.2
Total accumulated other comprehensive loss:
Balance at beginning of year	$(191.3)	$(143.9)	$(145.5)
Other comprehensive income (loss)	47.4	(1.6)	(13.7)
Balance at end of year	$(143.9)	$(145.5)	$(159.2)

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

From time to time, we may have loans and advances outstanding between us and various related parties, including Contran, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loans. When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. We paid Contran $9.2 million, $10.3 million and $6.3 million in interest on borrowings and unused commitment fees under Valhi’s Contran credit facility in 2022, 2023 and 2024, respectively. In February 2024, Kronos entered into a $53.7 million subordinated, unsecured term loan with Contran. Interest expense on Kronos’ loan from Contran was $5.1 million in 2024. See Note 9 for more information on the Kronos term loan with Contran and the Valhi credit facility with Contran.

Under the terms of various intercorporate services agreements (“ISA”) we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis. Such fees are based on the compensation of individual Contran employees providing services for us and/or estimates of the time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. We negotiate fees annually, and agreements renew quarterly. The net ISA fees charged to us by Contran aggregated $41.2 million in 2022, $37.8 million in 2023 and $39.5 million in 2024.

At December 31, 2024, we had an aggregate 16.7 million shares of our Kronos common stock pledged as collateral for certain debt obligations of Contran. We receive a fee from Contran for pledging these Kronos shares, determined by a formula based on the market value of the shares pledged. We received $1.2 million in 2022, $.8 million in 2023 and $.9 million in 2024 from Contran for this pledge.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company, our subsidiary, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. The aggregate amount paid under the group insurance program by us, our subsidiaries and LPC in 2022, 2023 and 2024 was $25.2 million, $29.3 million and $29.7 million, respectively, which amounts principally represent insurance premiums. The aggregate amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2025.

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

Contran and certain of its subsidiaries participate in a combined information technology data services program that Contran provides for primary data processing and failover. The program apportions its costs among the participating companies. The aggregate amount Kronos paid Contran for such services was $.3 million in 2022 and $.4 million in each of 2023 and 2024. Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran. Kronos paid Contran $.5 million in 2022, $.6 million in 2023 and $.7 million in 2024 for such rent and related ancillary services. We expect these relationships with Contran will continue in 2025.

Prior to 2022, NL made certain pro-rata distributions to its stockholders in the form of shares of Kronos common stock. All of NL’s distributions of Kronos common stock were taxable to NL and NL recognized a taxable gain equal to the difference between the fair market value of the Kronos shares distributed on the various dates of distribution and NL’s adjusted tax basis in the shares at the dates of distribution. NL transferred shares of Kronos common stock to us in satisfaction of the tax liability related to NL’s gain on the transfer or distribution of these shares of Kronos common stock and the tax liability generated from the use of Kronos shares to settle the tax liability. To date, we have not paid the liability to Contran because Contran has not paid the liability to the applicable tax authority. The income tax liability will become payable to Contran, and by Contran to the applicable tax authority, when the shares of Kronos transferred or distributed by NL to us are sold or otherwise transferred outside the Contran Tax Group or in the event of certain restructuring transactions involving us. We have recognized deferred income taxes for our investment in Kronos common stock.

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

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2023	2024

	(In millions)
Current receivables from affiliates:
LPC	$16.9	$—
Contran - trade items	.2	.2
Other	.4	.6
Total	$17.5	$.8
Current payables to affiliates:
LPC	$19.9	$—
Contran - income taxes	10.2	16.9
Contran - trade items	—	.2
Total	$30.1	$17.1
Noncurrent payable to affiliates:
Contran - income taxes	$18.5	$—
Payables to affiliate included in long-term debt:
Valhi - Contran credit facility	$93.4	$44.6
Kronos - Contran Term Loan	—	53.7
Total	$93.4	$98.3

Amounts payable to LPC were generally for the purchase of TiO2, while amounts receivable from LPC were generally from the sale of TiO2 feedstock. Purchases of TiO2 from LPC totaled $225.6 million in 2022 and $231.7 million in 2023. Sales of feedstock to LPC totaled $106.9 million in 2022 and $135.1 million in 2023. See Note 3 for the details on the LPC acquisition.

Note 18 – Commitments and contingencies:

Lead pigment litigation

NL’s former operations included the manufacture of lead pigments for use in paint and lead-based paint. NL, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (“LIA”), which discontinued business operations in 2002, have previously been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions were filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others were asserted as class actions. NL currently has no pending lead paint class action cases or pending lead paint cases brought by housing authorities, school districts or other government entities.

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

Under the terms of the global settlement agreement, each defendant must pay an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). NL’s sixth installment due in September 2025 will be made with funds already on deposit at the court, which is included in current restricted cash on our Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment, with any remaining balance to be paid by NL (and any amounts on deposit in excess of the final payment would be returned to NL). Pursuant to the settlement agreement, NL had placed an additional $9.0 million into an escrow account which was previously included in noncurrent restricted cash on our Consolidated Balance Sheets. Following NL’s fifth $12.0 million installment made in September 2024, these funds became available for use and were reclassified as cash equivalents on our Consolidated Balance Sheet.

For financial reporting purposes, using a discount rate of 1.9% per annum, we discounted the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. NL made the initial $25.0 million payment in September 2019 and five annual installment payments of $12.0 million beginning in September 2020 and each September thereafter through 2024. We recognized an aggregate accretion expense of $.9 million, $.7 million and $.5 million in 2022, 2023, and 2024, respectively.

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

Environmental matters and litigation

Our operations are governed by various environmental laws and regulations. Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. Our businesses have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve environmental performance and overall sustainability. Periodically we produce our Kronos Environmental Social Governance Report, which highlights Kronos’ focus on sustainability of its manufacturing operations, as well as its environmental, social and governance strategy. From time to time, our businesses may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment or enhancement of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our facilities are in substantial compliance with applicable environmental laws.

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

The table below presents a summary of the activity in our accrued environmental costs during 2022, 2023 and 2024.

	Years ended December 31,
	2022	2023	2024

	(In millions)
Balance at the beginning of the year	$97.6	$97.3	$96.9
Additions (deductions), net	1.7	2.5	(19.2)
Payments, net	(2.0)	(2.9)	(3.1)
Balance at the end of the year	$97.3	$96.9	$74.6
Amounts recognized in the Consolidated Balance Sheet at the end of the year:
Current liabilities	$3.8	$3.7	$59.7
Noncurrent liabilities	93.5	93.2	14.9
Total	$97.3	$96.9	$74.6

NL. On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At December 31, 2024, NL had accrued approximately $69 million related to approximately 30 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. Excluding the $56.1 million environmental remediation settlement payment made in the first quarter of 2025 (as discussed below), the upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $38 million, including amounts currently accrued.

On February 10, 2025, the United States District Court for the District of New Jersey entered an order approving a consent decree relating to the Raritan Bay Slag Superfund Site (“RBS Site”) in Middlesex County, New Jersey. The consent decree requires the United States Army Corps of Engineers (and other federal agencies), the State of New Jersey, the Township of Old Bridge, NL, and twenty-two other private companies to pay a total of $151.1 million, plus interest, to resolve all federal and state law claims for past and future response costs under CERCLA and the New Jersey Spill Act, including natural resource damages, contribution, and indemnification, relating to the RBS Site. The consent decree is a global settlement of all such claims relating to the RBS Site and resolves a lawsuit captioned United States of America, et al. v. NL Industries, Inc., et al. (United States District Court for the District of New Jersey, Civil Action No. 3:24-cv-

08946) as well as all claims asserted by NL and the other settling parties in NL’s previously filed contribution lawsuit, NL Industries, Inc. v. Old Bridge Township, et al., discussed above.

Under the terms of the consent decree, in the first quarter of 2025 NL paid $56.1 million, plus $.5 million interest, toward the global settlement and received approximately $9.6 million from the other private companies participating in the settlement. We recognized aggregate income of approximately $31.4 million in 2024 related to the adjustment of NL’s environmental accrual related to this matter and the recording of a $9.6 million receivable for the funds received in the first quarter of 2025 from the other private companies participating in the settlement.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2024, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

Other. We have also accrued approximately $6 million at December 31, 2024 for other environmental cleanup matters which represents our best estimate of the liability.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. In this regard, NL received $.5 million and $1.4 million in insurance recoveries in 2023 and 2024, respectively. Recoveries in 2022 were nominal.

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

Other matters

Concentrations of credit risk – Sales of TiO2 accounted for approximately 92% of our Chemicals Segment’s sales in 2022 and 90% in both 2023 and 2024. The remaining sales result from the sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. Our Chemicals Segment sells TiO2 to approximately 3,000 customers, with the top ten customers approximating 33% of our Chemicals Segment’s net sales in 2022, 35% in 2023 and 39% in 2024. One customer accounted for approximately 10% of our Chemicals Segment’s net sales in 2022, 12% in 2023 and 10% in 2024. The table below shows the approximate percentage of our Chemicals Segment’s TiO2 sales by volume for its significant markets, Europe and North America, for the last three years.

	2022	2023	2024
Europe	45%	44%	44%
North America	39%	41%	40%

Our Component Products Segment’s products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Product’s Segment accounted for approximately 52% of our Component Products Segment’s sales in each of 2022 and 2023 and 47% in 2024. One customer of the security products reporting unit accounted for approximately 14% of the Component Products Segment’s total sales in 2022, 24% in 2023 (of which 11% related to a non-recurring pilot project) and 21% in 2024. One customer of the marine components reporting unit accounted for 12% of the Component Products Segment’s total sales in 2022.

Our Real Estate Management and Development Segment’s revenues are land sales income and water (through September 2022) and electric delivery fees (prior to December 2023). During 2022, we had sales to two customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales, both related to land sales. During 2023, we had sales to five customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales all related to land sales. During 2024, we had sales to three customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales all related to land sales.

Long-term contracts – Our Chemicals Segment has long-term supply contracts that provide for certain of its TiO2 feedstock requirements through 2026. The agreements require Kronos to purchase certain minimum quantities of feedstock with minimum purchase commitments aggregating approximately $542 million over the life of the contracts in years subsequent to December 31, 2024 (including approximately $484 million committed to be purchased in 2025). In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services. These agreements require Kronos to purchase certain minimum quantities or services with minimum purchase commitments aggregating approximately $67 million at December 31, 2024 (including $40 million committed to be purchased in 2025).

Note 19 – Financial instruments:

See Note 6 for information on how we determine the fair value of our marketable securities.

See Note 3 for information on how we determine fair value of our earn-out liability related to the LPC acquisition. The fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820. Accretion of the earn-out liability was not material in 2024. There has been no other activity subsequent to Acquisition Date impacting the fair value of the acquisition earn-out liability. The fair value of the acquisition earn-out liability is included in other noncurrent liabilities on the Consolidated Balance Sheet.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2023 and 2024:

	December 31, 2023		December 31, 2024
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$462.0	$462.0	$378.6	$378.6
Long-term debt:
Kronos 9.50% Senior Secured Notes due 2029	—	—	365.4	403.4
Kronos 3.75% Senior Secured Notes due 2025	440.9	424.5	78.3	77.9
Kronos revolving credit facility	—	—	10.0	10.0
LandWell bank note payable	12.2	12.2	11.4	11.4

At December 31, 2024, the estimated market price of Kronos’ 3.75% Senior Secured Notes due 2025 was €996 per €1,000 principal amount, and the estimated market price of Kronos’ 9.50% Senior Secured Notes due 2029 was €1,101 per €1,000 principal amount. The fair values of Kronos’ 3.75% Senior Secured Notes due 2025 and Kronos’ 9.50% Senior Secured Notes due 2029 were based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the 3.75% Senior Secured Notes due 2025 and the 9.50% Senior Secured Notes due 2029 trade were not active. Due to the variable interest rate, the carrying amount of Kronos’ revolving credit facility is deemed to approximate fair value. The fair value of other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying value. In addition, at December 31, 2024, Kronos has a $53.7 million subordinated, unsecured term loan payable to a related party, Contran, due September 2029, and Valhi has $44.6 million outstanding on an unsecured revolving credit facility with Contran. See Note 9. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 10.

Note 20 – Restructuring costs:

In response to the extended period of reduced demand in 2023, Kronos took measures to reduce its operating costs and improve its long-term cost structure such as the implementation of certain voluntary and involuntary workforce reductions during the third quarter of 2023 that primarily impacted its European operations. A substantial portion of Kronos’ workforce reductions were accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. These workforce reductions impacted approximately 100 employees. Kronos recognized a total of approximately $6 million in charges primarily in the fourth quarter of 2023 related to workforce reductions it implemented during the second half of 2023.

In the third quarter of 2024, Kronos closed its sulfate process line at its facility in Varennes, Canada. As a result of the sulfate process line closure, Kronos recognized charges to cost of sales in 2024 of approximately $2 million related to workforce reductions for employees impacted and approximately $14 million in non-cash charges primarily related to accelerated depreciation.

A summary of the activity in Kronos’ accrued restructuring costs for 2023 and 2024 is shown in the table below:

	Years ended December 31,
	2023	2024

	(in millions)
Changes in accrued workforce reduction costs:
Balances at beginning of the year	$—	$5.0
Workforce reduction costs accrued	5.8	2.0
Workforce reduction costs paid	(.9)	(6.0)
Currency translation adjustments, net	.1	(.1)
Balance at the end of the year	$5.0	$.9

Amounts recognized in the balance sheet:
Current liability	$5.0	$.9
Noncurrent liability	—	—
	$5.0	$.9

Note 21 – Recent accounting pronouncements:

Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures. The ASU requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis. The ASU also mandates public companies to provide all annual segment disclosures currently required annually in interim periods. Public companies are required to disclose the title and position of the CODM and explain how the CODM uses the reported measure of segment profit or loss in assessing segment performance and allocation resources. See Note 2.

Pending Adoption

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and non-U.S. tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. The ASU is effective for us beginning with our 2025 Annual Report. The ASU may be applied prospectively; however, entities have the option to apply it retrospectively. We are in the process of evaluating the additional disclosure requirements.

In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures. The ASU requires additional information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. The ASU is effective for us beginning with our 2027 Annual Report, and for interim reporting, in the first quarter of 2028, with early adoption permitted. We are in the process of evaluating the additional disclosure requirements.