Form 10-Q
period 2025-03-31
VALHI INC /DE/
filed 2025-05-08
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on May 1, 2025:  28,294,793

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2024	2025
		(unaudited)
Current assets:
Cash and cash equivalents	$348.3	$194.5
Restricted cash equivalents	24.8	31.3
Marketable securities	1.9	1.9
Accounts and other receivables, net	327.8	388.7
Inventories, net	685.8	729.7
Prepaid expenses and other	65.1	63.9
Total current assets	1,453.7	1,410.0

Other assets:
Marketable securities	5.7	5.2
Goodwill	382.3	382.3
Deferred income taxes	53.8	54.2
Other assets	181.3	171.7
Total other assets	623.1	613.4

Property and equipment:
Land	74.7	76.4
Buildings	282.6	292.2
Equipment	1,312.0	1,355.5
Mining properties	76.0	84.6
Construction in progress	41.7	46.0
	1,787.0	1,854.7
Less accumulated depreciation and amortization	1,063.6	1,120.9
Net property and equipment	723.4	733.8
Total assets	$2,800.2	$2,757.2

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	March 31,
	2024	2025
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$79.0	$81.9
Accounts payable and accrued liabilities	482.6	416.4
Accrued environmental remediation and related costs	59.7	3.5
Income taxes	22.5	26.8
Total current liabilities	643.8	528.6

Noncurrent liabilities:
Long-term debt	484.4	525.9
Accrued pension costs	117.6	119.4
Accrued environmental remediation and related costs	14.9	14.7
Deferred income taxes	57.7	60.6
Other liabilities	102.7	94.7
Total noncurrent liabilities	777.3	815.3

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	669.9	669.9
Retained earnings	574.7	589.3
Accumulated other comprehensive loss	(159.2)	(147.4)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	1,036.1	1,062.5
Noncontrolling interest in subsidiaries	343.0	350.8
Total equity	1,379.1	1,413.3
Total liabilities and equity	$2,800.2	$2,757.2

Commitments and contingencies (Notes 13, 16 and 18)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2024	2025

	(unaudited)
Revenues and other income:
Net sales	$530.6	$538.6
Other income, net	12.2	.8
Total revenues and other income	542.8	539.4

Cost and expenses:
Cost of sales	444.3	416.1
Selling, general and administrative	68.6	78.5
Other components of net periodic pension and OPEB expense	.6	.8
Interest	11.3	13.2
Total costs and expenses	524.8	508.6

Income before income taxes	18.0	30.8
Income tax expense	4.4	8.0
Net income	13.6	22.8
Noncontrolling interest in net income of subsidiaries	5.8	5.9
Net income attributable to Valhi stockholders	$7.8	$16.9

Amounts attributable to Valhi stockholders:
Basic and diluted net income per share	$.27	$.59

Basic and diluted weighted average shares outstanding	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three months ended
	March 31,
	2024	2025

	(unaudited)
Net income	$13.6	$22.8
Other comprehensive income (loss), net of tax:
Currency translation	(18.3)	15.5
Defined benefit pension plans	.7	.6
Other	(.1)	(.1)
Total other comprehensive income (loss), net	(17.7)	16.0
Comprehensive income (loss)	(4.1)	38.8
Comprehensive income attributable to noncontrolling interest	1.2	10.1
Comprehensive income (loss) attributable to Valhi stockholders	$(5.3)	$28.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2023	$.3	$669.5	$475.8	$(145.5)	$(49.6)	$325.7	$1,276.2
Net income	—	—	7.8	—	—	5.8	13.6
Other comprehensive loss, net	—	—	—	(13.1)	—	(4.6)	(17.7)
Dividends paid to noncontrolling interest	—	—	—	—	—	(5.3)	(5.3)
Cash dividends - $.08 per share	—	—	(2.3)	—	—	—	(2.3)

Balance at March 31, 2024	$.3	$669.5	$481.3	$(158.6)	$(49.6)	$321.6	$1,264.5

Balance at December 31, 2024	$.3	$669.9	$574.7	$(159.2)	$(49.6)	$343.0	$1,379.1
Net income	—	—	16.9	—	—	5.9	22.8
Other comprehensive income, net	—	—	—	11.8	—	4.2	16.0
Dividends paid to noncontrolling interest	—	—	—	—	—	(2.3)	(2.3)
Cash dividends - $.08 per share	—	—	(2.3)	—	—	—	(2.3)

Balance at March 31, 2025	$.3	$669.9	$589.3	$(147.4)	$(49.6)	$350.8	$1,413.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2024	2025

	(unaudited)
Cash flows from operating activities:
Net income	$13.6	$22.8
Depreciation and amortization	12.5	15.4
Benefit plan expense less than cash funding	(2.5)	(2.7)
Deferred income taxes	(.1)	1.8
Distributions from TiO2 manufacturing joint venture, net	2.3	—
Other, net	2.0	1.7
Change in assets and liabilities:
Accounts and other receivables, net	(59.5)	(51.0)
Inventories, net	78.7	(28.0)
Land held for development, net	(.7)	(.5)
Accounts payable and accrued liabilities	(125.3)	(73.4)
Accrued environmental remediation and related costs	—	(56.4)
Income taxes	2.8	2.5
Accounts with affiliates	15.3	5.2
Other, net	12.1	6.7
Net cash used in operating activities	(48.8)	(155.9)

Cash flows from investing activities:
Capital expenditures	(5.0)	(12.8)
Purchases of marketable securities	(1.0)	—
Proceeds from disposal of marketable securities	25.5	.5
Net cash provided by (used in) investing activities	19.5	(12.3)

Cash flows from financing activities:
Kronos revolving credit facility:
Borrowings	—	145.0
Payments	—	(112.1)
Kronos term loan from Contran	53.7	—
Payments on long-term debt	(73.2)	(5.4)
Valhi cash dividends paid	(2.3)	(2.3)
Distributions to noncontrolling interest in subsidiaries	(5.3)	(5.3)
Deferred financing fees	(4.9)	—
Net cash provided by (used in) financing activities	(32.0)	19.9

Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(61.3)	(148.3)
Effect of exchange rates on cash	(1.1)	1.2
Balance at beginning of period	462.0	378.6
Balance at end of period	$399.6	$231.5

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$9.1	$21.1
Income taxes, net	.8	2.2
Noncash investing activities:
Change in accruals for capital expenditures	.8	2.8

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 91% of our outstanding common stock at March 31, 2025. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the SEC on March 6, 2025 (the “2024 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2024 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2024) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2025 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2024 Consolidated Financial Statements contained in our 2024 Annual Report.

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between Kronos and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2025, and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statement of Income and Cash Flows beginning as of the Acquisition Date. See Note 18 to our Condensed Consolidated Financial Statements.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	March 31, 2025
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

Our chief operating decision maker (“CODM”) evaluates segment performance based on each segment’s operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income), which are not attributable to the operations of the reportable operating segments. Interest income included in the calculation of segment operating income is not significant for the three months ended March 31, 2024 or 2025.

	Three months ended
	March 31,
	2024	2025

	(In millions)
Net sales:
Chemicals	$478.8	$489.8
Component products	38.0	40.3
Real estate management and development	13.8	8.5
Total net sales	$530.6	$538.6
Cost of sales:
Chemicals	$407.9	$383.4
Component products	28.3	28.1
Real estate management and development	8.1	4.6
Total cost of sales	$444.3	$416.1
Gross margin:
Chemicals	$70.9	$106.4
Component products	9.7	12.2
Real estate management and development	5.7	3.9
Total gross margin	$86.3	$122.5
Operating income:
Chemicals	$22.8	$41.2
Component products	3.7	5.9
Real estate management and development	5.0	3.0
Total operating income	31.5	50.1
General corporate items:
Interest income and other	5.7	4.3
Other components of net periodic pension and OPEB expense	(.6)	(.8)
Changes in market value of Valhi common stock held by subsidiaries	.5	(1.7)
General expenses, net	(7.8)	(7.9)
Interest expense	(11.3)	(13.2)
Income before income taxes	$18.0	$30.8

	Three months ended
	March 31,
	2024	2025

	(In millions)
Depreciation and amortization:
Chemicals	$11.5	$14.4
Component products	.9	1.0
Real estate management and development	.1	—
Total	$12.5	$15.4

Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Our CODM is not regularly provided financial information related to the assets of the reportable segments, including capital expenditures, and he does not evaluate their performance or allocate resources to them based on assets. Therefore, total assets by reportable segment are not included in our segment disclosures.

Note 3 – Accounts and other receivables, net:

	December 31,	March 31,
	2024	2025

	(In millions)
Trade accounts receivable:
Kronos	$269.2	$338.4
CompX	14.2	18.1
BMI/LandWell	.3	.7
VAT and other receivables	45.9	33.7
Refundable income taxes	1.3	1.3
Receivables from affiliates:
Contran - trade items	.2	—
Other	.6	.5
Allowance for doubtful accounts	(3.9)	(4.0)
Total	$327.8	$388.7

Note 4 – Inventories, net:

	December 31,	March 31,
	2024	2025

	(In millions)
Raw materials:
Chemicals	$176.9	$165.7
Component products	5.6	6.1
Total raw materials	182.5	171.8
Work in process:
Chemicals	52.5	40.5
Component products	17.6	18.3
Total in-process products	70.1	58.8
Finished products:
Chemicals	308.3	368.6
Component products	5.1	4.8
Total finished products	313.4	373.4
Supplies (chemicals)	119.8	125.7
Total	$685.8	$729.7

Note 5 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	loss, net

	(In millions)
December 31, 2024:
Current assets	$1.9	$1.9	$—

Noncurrent assets	$5.7	$5.7	$—

March 31, 2025:
Current assets	$1.9	$1.9	$—

Noncurrent assets	$5.2	$5.2	$—

Our marketable securities consist of investments in marketable equity and debt securities. We classify all of our marketable securities as available-for-sale. Our marketable equity securities are carried at fair value using quoted market prices, primarily Level 1 inputs as defined by ASC Topic 820, Fair Value Measurements and Disclosures, with any unrealized gains or losses on the securities recognized in other income, net on our Condensed Consolidated Statements of Income. The fair value of our marketable debt securities is generally determined using Level 2 inputs because although these securities are traded in many cases, the market is not active and the quarter-end valuation is generally based on the last trade of the quarter, which may be several days prior to quarter end. We accumulate unrealized gains and losses on marketable debt securities as part of accumulated other comprehensive income (loss), net of related deferred income taxes. See Note 17.

Note 6 – Other noncurrent assets:

	December 31,	March 31,
	2024	2025

	(In millions)
Note receivables - OPA	$91.6	$84.2
Pension asset	19.8	21.3
Operating lease right-of-use assets	20.6	21.0
IBNR receivables	15.0	15.0
Land held for development	7.4	5.9
Restricted cash and cash equivalents	5.5	5.7
Other	21.4	18.6
Total	$181.3	$171.7

Note receivables - OPA – As disclosed in Note 7 to our 2024 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. Once the tax increment reimbursement is approved, the amount is recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson. No additional tax increment amounts were approved during the first three months of 2024 and 2025.

Note 7 – Long-term debt:

	December 31,	March 31,
	2024	2025

	(In millions)
Valhi:
Contran credit facility	$44.6	$39.2
Subsidiary debt:
Kronos:
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	365.4	379.1
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	78.3	81.2
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Revolving credit facility	10.0	43.2
LandWell:
Note payable to Western Alliance Business Trust	11.4	11.4
Total subsidiary debt	518.8	568.6
Total debt	563.4	607.8
Less current maturities	79.0	81.9
Total long-term debt	$484.4	$525.9

Valhi – Contran credit facility – During the first three months of 2025, we had no borrowings and repaid $5.4 million under this facility. The average interest rate on the credit facility for the three months ended March 31, 2025 was 8.50%. At March 31, 2025, the interest rate was 8.50%, and $110.8 million was available for borrowing under this facility.

Kronos – 9.50% Senior Secured Notes due 2029 – At March 31, 2025, the carrying value of the 9.50% Senior Secured Notes due 2029 (€351.174 million aggregate principal amount outstanding) is $379.1 million and is stated net of $5.1 million of unamortized premium and $6.1 million of unamortized debt issuance costs. In the first quarter of 2024 Kronos recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of deferred financing costs.

3.75% Senior Secured Notes due 2025 – At March 31, 2025, the carrying value of the 3.75% Senior Secured Notes due 2025

(€75 million aggregate principal amount outstanding) is $81.2 million.

Revolving credit facility (the “Global Revolver”) – During the first three months of 2025, Kronos borrowed $146.1 million and repaid $112.9 million under this facility. The average interest rate on outstanding borrowings under this facility for the three months ended March 31, 2025 was 5.8%. At March 31, 2025, $43.2 million was outstanding under the Global Revolver and the interest rate was 5.7%. As defined in the agreement and as calculated for the period ended March 31, 2025, the borrowing base exceeded $300 million. At March 31, 2025, Kronos has total availability for borrowing of approximately $300 million less any amounts outstanding under this facility.

Other – We are in compliance with all of our debt covenants at March 31, 2025.

Note 8 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2024	2025

	(In millions)
Accounts payable:
Kronos	$232.4	$205.2
CompX	3.7	3.9
BMI/LandWell	8.0	6.8
Distributions payable to noncontrolling interest	5.9	2.9
Total	250.0	218.8
Payables to affiliates:
Contran - income taxes	16.9	18.3
Contran - other	.2	2.4
Employee benefits	38.7	32.3
Deferred income	28.2	28.1
Accrued development costs	30.0	25.5
Accrued litigation settlement	16.4	16.5
Accrued sales discounts and rebates	27.6	10.2
Operating lease liabilities	3.5	3.8
Interest	11.4	2.2
Other	59.7	58.3
Total	$482.6	$416.4

The accrued litigation settlement is discussed in Note 16.

Note 9 – Other noncurrent liabilities:

	December 31,	March 31,
	2024	2025

	(In millions)
Accrued development costs	$26.8	$24.9
Operating lease liabilities	17.1	17.0
Insurance claims and expenses	16.6	16.6
Asset retirement obligations	14.3	15.1
Other postretirement benefits	6.7	6.7
Deferred income	11.8	4.7
Employee benefits	4.5	4.7
Earn-out liability	4.3	4.4
Other	.6	.6
Total	$102.7	$94.7

See Notes 17 and 18 for additional details related to the acquisition earn-out liability.

Note 10 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2024	2025

	(In millions)
Net sales - point of origin:
United States	$240.9	$322.4
Germany	212.2	216.8
Canada	89.3	110.8
Norway	71.0	70.5
Belgium	69.6	65.7
Eliminations	(204.2)	(296.4)
Total	$478.8	$489.8

Net sales - point of destination:
Europe	$214.9	$228.5
North America	166.0	190.2
Other	97.9	71.1
Total	$478.8	$489.8

The following table disaggregates the net sales of our Component Products Segment by major product line.

	Three months ended
	March 31,
	2024	2025

	(In millions)
Net sales:
Security products	$29.9	$30.2
Marine components	8.1	10.1
Total	$38.0	$40.3

Substantially all of the Real Estate Management and Development Segment’s sales are related to land sales in the first three months of 2024 and 2025.

Note 11 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2024	2025

	(In millions)
Service cost	$1.7	$1.4
Interest cost	5.4	5.2
Expected return on plan assets	(5.6)	(5.1)
Recognized net actuarial losses	.9	.6
Total	$2.4	$2.1

We expect to contribute the equivalent of approximately $16 million to all of our defined benefit pension plans during 2025.

Note 12 – Other income, net:

	Three months ended
	March 31,
	2024	2025

	(In millions)
Interest income and other:
Interest and dividends	$5.5	$4.3
Securities transactions, net	.2	—
Total	5.7	4.3
Currency transactions, net	5.8	(4.3)
Other, net	.7	.8
Total	$12.2	$.8

Note 13 – Income taxes:

	Three months ended
	March 31,
	2024	2025

	(In millions)
Expected tax expense at U.S. federal statutory income tax rate of 21%	$3.8	$6.5
Non-U.S. tax rates	—	.5
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies	(.8)	(.4)
Global intangible low-taxed income, net	.3	.6
Valuation allowance, net	.8	.2
Nondeductible expenses	.2	.5
U.S. state income taxes and other, net	.1	.1
Income tax expense	$4.4	$8.0

Comprehensive provision for income taxes allocable to:
Net income	$4.4	$8.0
Other comprehensive income (loss):
Currency translation	(2.3)	1.9
Pension plans	.3	.2
Other	(.1)	—
Total	$2.3	$10.1

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

Note 14 – Noncontrolling interest in subsidiaries:

	December 31,	March 31,
	2024	2025

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$210.3	$216.0
NL Industries	81.5	81.7
CompX International	19.0	19.2
BMI	18.7	19.3
LandWell	13.5	14.6
Total	$343.0	$350.8

	Three months ended March 31,
	2024	2025

	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$1.5	$3.4
NL Industries	1.2	.1
CompX International	.5	.6
BMI	1.0	.6
LandWell	1.6	1.2
Total	$5.8	$5.9

Note 15 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended
	March 31,
	2024	2025

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning and end of period	$1.7	$1.7

Currency translation:
Balance at beginning of period	$(88.8)	$(111.7)
Other comprehensive income (loss) arising during the period	(13.6)	11.4
Balance at end of period	$(102.4)	$(100.3)

Defined benefit pension plans:
Balance at beginning of period	$(58.8)	$(49.4)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	.5	.5
Balance at end of period	$(58.3)	$(48.9)

OPEB plans:
Balance at beginning of period	$.4	$.2
Other comprehensive income:
Amortization of prior service credit and net losses included in net periodic OPEB cost	—	(.1)
Balance at end of period	$.4	$.1

Total accumulated other comprehensive loss:
Balance at beginning of period	$(145.5)	$(159.2)
Other comprehensive income (loss)	(13.1)	11.8
Balance at end of period	$(158.6)	$(147.4)

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

In the terms of the County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) global settlement agreement, NL has one installment payment of $16.7 million remaining which is due in September 2025. The remaining installment will be made with funds already on deposit at the court, which are included in current restricted cash on our Condensed Consolidated Balance Sheets, that are committed to the settlement, including all accrued interest at the date of payment. The amounts on deposit with the court are in excess of the final payment and such excess will be returned to NL. See Note 18 to our 2024 Annual Report.

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

The table below presents a summary of the activity in our accrued environmental costs during the first three months of 2025.

Amount
(In millions)

Balance at the beginning of the period	$74.6
Additions charged to expense, net	1.0
Payments, net	(57.4)
Balance at the end of the period	$18.2
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$3.5
Noncurrent liabilities	14.7
Total	$18.2

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2025, NL had accrued approximately $13 million related to approximately 29 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $38 million, including the amount currently accrued.

In February 2025, the United States District Court for the District of New Jersey entered an order approving a consent decree relating to the Raritan Bay Slag Superfund Site (“RBS Site”) in Middlesex County, New Jersey. The consent decree required the United States Army Corps of Engineers (and other federal agencies), the State of New Jersey, the Township of Old Bridge, NL, and twenty-two other private companies to pay a total of $151.1 million, plus interest, to resolve all federal and state law claims for past and future response costs under CERCLA and the New Jersey Spill Act, including natural resource damages, contribution, and indemnification, relating to the RBS Site. The consent decree is a global settlement of all such claims relating to the RBS Site and resolves a lawsuit captioned United States of America, et al. v. NL Industries, Inc., et al. (United States District Court for the District of New Jersey, Civil Action No. 3:24-cv-08946) as well as all claims asserted by NL and the other settling parties in NL’s previously filed contribution lawsuit, NL Industries, Inc. v. Old Bridge Township, et al.

Under the terms of the consent decree, in the first quarter of 2025 NL paid $56.1 million, plus $.5 million interest, toward the global settlement and received approximately $9.6 million from the other private companies participating in the settlement. We recognized aggregate income of approximately $31.4 million in the fourth quarter of 2024 related to the adjustment of NL’s environmental accrual related to this matter and recorded a $9.6 million receivable for the funds which NL received in the first quarter of 2025 from the other private companies participating in the settlement.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2025, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at March 31, 2025 for other environmental cleanup matters which represents our best estimate of the liability.

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

NL has agreements with certain of its former insurance carriers pursuant to which the carriers reimburse it for a portion of its future lead pigment litigation defense costs and one such carrier reimburses us for a portion of NL’s future asbestos litigation defense costs. We are not able to determine how much NL will ultimately recover from these carriers for defense costs incurred by NL because of certain issues that arise regarding which defense costs qualify for reimbursement. While NL continues to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. In this regard, NL insurance recoveries were nominal in the first quarter of 2024 and nil in the first quarter of 2025.

For a complete discussion of certain litigation involving NL and certain of its former insurance carriers, refer to our 2024 Annual Report.

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

Note 17 – Fair value measurements and financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2024 and March 31, 2025:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	input	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Asset (liability)
December 31, 2024:
Current marketable securities	$1.9	$—	$1.9	$—
Noncurrent marketable securities	5.7	2.6	3.1	—
Earn-out liability (See Note 18)	(4.3)	—	—	(4.3)
March 31, 2025:
Current marketable securities	$1.9	$—	$1.9	$—
Noncurrent marketable securities	5.2	2.5	2.7	—
Currency forward contract	.9	.9	—	—
Earn-out liability (See Note 18)	(4.4)	—	—	(4.4)

See Note 5 for amounts related to our marketable securities.

Currency forward contract –  In order to manage currency exchange rate risk associated with the maturity in September 2025 of Kronos’ €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025 Kronos entered into a euro currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. The fair value of the currency forward contract is determined using Level 1 inputs based on the currency forward rates quoted by banks or currency dealers. The estimated fair value of the currency forward contract at March 31, 2025 was $.9 million, which is recognized in accounts and other receivables, net in our Condensed Consolidated Balance Sheet with a corresponding $.9 million currency transaction gain recognized in our Condensed Consolidated Statement of Income for the three months ended March 31, 2025.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		March 31, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$378.6	$378.6	$231.5	$231.5
Long-term debt:
Kronos fixed rate 9.50% Senior Secured Notes due 2029	365.4	403.4	379.1	412.2
Kronos fixed rate 3.75% Senior Secured Notes due 2025	78.3	77.9	81.2	80.7
Kronos revolving credit facility	10.0	10.0	43.2	43.2
LandWell bank note payable	11.4	11.4	11.4	11.4

At March 31, 2025, the estimated market price of Kronos’ 9.50% Senior Secured Notes due 2029 was €1,085 per €1,000 principal amount, and the estimated market price of Kronos’ 3.75% Senior Secured Notes due 2025 was €994 per €1,000 principal amount. The fair values of Kronos’ Senior Secured Notes were based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Secured Notes trade were not active. Due to the variable interest rate, the carrying amount of Kronos’ revolving credit facility is deemed to approximate fair value. The fair value of other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying value. See Note 7. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 8.

Note 18 – Acquisition of Remaining Joint Venture Interest in LPC:

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

For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2025 and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statement of Income and Cash Flows in 2025.

The potential earn-out payment of up to $15 million is based on aggregate Kronos consolidated EBITDA tiers for 2025 and 2026 of $650 million and $730 million, with $5 million of the earn-out payable if Kronos achieves $650 million in aggregate consolidated EBITDA, and a maximum of $15 million payable if aggregate EBITDA is $730 million or greater for the period. If Kronos achieves aggregated consolidated EBITDA between $650 million and $730 million, the payment of the additional $10 million is prorated between the two targets. The earn-out is payable at the earliest in April 2027. The estimated fair value of the earn-out as of December 31, 2024 and March 31, 2025 is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets and is the line item captioned earn-out liability in Note 9. The fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement as defined in ASC 820. The earn-out liability will be re-measured at fair value on a recurring basis and the change to the liability, if any, would be recorded in cost and expenses in our Condensed Consolidated Statements of Income. Accretion of the earn-out liability was not material in the first quarter of 2025. There has been no other activity subsequent to the Acquisition Date impacting the fair value of the acquisition earn-out liability.

Kronos remeasured its existing ownership interest in LPC to its estimated fair value at the Acquisition Date in accordance with ASC 805-10-25, for a business combination achieved in stages (because Kronos previously had an ownership interest in LPC). As a result of such remeasurement, we recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024. See Note 3 of our Consolidated Financial Statements included in our 2024 Annual Report for additional information.

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

Note 19 – Recent accounting pronouncements:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and non-U.S. tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. The ASU is effective for us beginning with our 2025 Annual Report. The ASU may be applied prospectively; however, entities have the option to apply it retrospectively. We are in the process of evaluating the additional disclosure requirements.

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions, including Louisiana Pigment Company, L.P. into Kronos’ operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs), including as a result of additional or changed tariffs on imported raw materials;
●	Changes in the availability of raw materials (such as ore);

●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes (including tariffs imposed by the U.S. federal government on imports from Canada, where Kronos has a manufacturing facility);
●	The ability of our subsidiaries to pay us dividends;
●	Uncertainties associated with new product development and the development of new product features;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products) including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as NL’s lead pigment and environmental matters);

●	Our ability to comply with covenants contained in our revolving bank credit facilities;
●	Our ability to complete and comply with the conditions of our licenses and permits;
●	Changes in real estate values and construction costs in Henderson, Nevada; and
●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its productions process) or other actions.

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

Operations Overview

Quarter Ended March 31, 2025 Compared to the Quarter Ended March 31, 2024 –

We reported net income attributable to Valhi stockholders of $16.9 million or $.59 per diluted share in the first quarter of 2025 compared to net income attributable to Valhi stockholders of $7.8 million or $.27 per diluted share in the first quarter of 2024. As discussed more fully below, our net income attributable to Valhi stockholders increased from 2024 to 2025 primarily due to higher operating income from our Chemicals Segment of $41.2 million in 2025 compared to operating income of $22.8 million in 2024.

Current Forecast for 2025 –

We currently expect consolidated operating income for 2025 to be higher as compared to 2024 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2025 primarily due to the positive impacts of increased sales volumes and lower production costs;
●	higher operating income from our Real Estate Management and Development Segment in 2025 due to higher expected infrastructure reimbursements; and
●	higher operating income from our Component Products Segment in 2025 as marine components sales are expected to improve in 2025.

Segment Operating Results – 2025 Compared to 2024 –

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

Key performance indicators are our Chemicals Segment’s TiO2 average selling prices, the level of TiO2 sales and production volumes, and the cost of our Chemicals Segment’s titanium-containing feedstock purchased from third parties. TiO2 selling prices generally follow industry trends, and selling prices will increase or decrease generally as a result of competitive market pressures.

As previously reported, effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. Kronos accounted for the acquisition as a business combination. The results of operations of LPC have been included in our results of operations beginning as of the Acquisition Date. See Note 18 to our Condensed Consolidated Financial Statements.

	Three months ended March 31,
	2024	2025	% Change

	(Dollars in millions)
Net sales	$478.8	$489.8	2%
Cost of sales	407.9	383.4	(6)
Gross margin	$70.9	$106.4	50
Operating income	$22.8	$41.2	81

Percent of net sales:
Cost of sales	85%	78%
Gross margin	15	22
Operating income	5	8

TiO2 operating statistics:
Sales volumes*	130	136	5%
Production volumes*	121	143	18%
Percent change in TiO2 net sales:
TiO2 sales volumes			5%
TiO2 product pricing			2
TiO2 product mix/other			(2)
Changes in currency exchange rates			(3)
Total			2%

*            Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment started 2025 with average TiO2 selling prices 2% higher than at the beginning of 2024 but average TiO2 selling prices declined 3% during the first quarter of 2025 due to market pressure in certain regions and a less favorable product sales mix. Our Chemicals Segment’s average TiO2 selling prices in the first three months of 2025 were 2% higher than the average prices during the first three months of 2024. Our Chemicals Segment had higher overall sales volumes in its North American and European markets somewhat offset by lower sales volumes in export markets in the first three months of 2025 as compared to the same period of 2024.

Our Chemicals Segment operated its production facilities at 93% of practical capacity utilization in the first quarter of 2025 compared to 87% in the first quarter of 2024 in response to increased customer demand.

Excluding the effect of changes in currency exchange rates, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first three months of 2025 was lower as compared to the comparable period in 2024 due to decreases in per metric ton production costs (primarily raw materials, utilities and unabsorbed fixed costs due to improved operating rates in 2025).

During the first quarter of 2025, in anticipation of the enactment of tariffs by the U.S. federal government, specifically tariffs on imports from Canada, our Chemicals Segment positioned additional finished products inventory in the U.S. resulting in an increase in its distribution and warehousing costs as compared to the first quarter of 2024.

Net Sales – Our Chemicals Segment’s net sales in the first quarter of 2025 increased 2%, or $11.0 million, compared to the first quarter of 2024 primarily due to the net effects of a 5% increase in sales volumes (which increased net sales by approximately $24 million), a 2% increase in average TiO2 selling prices (which increased net sales by approximately $10 million) and changes in product mix (which decreased net sales by approximately $10 million). In addition, our Chemicals Segment estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $11 million in the first quarter of 2025 as compared to the first quarter of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 5% in the first quarter of 2025 as compared to the first quarter of 2024 due to higher overall sales volumes in its North American and European markets somewhat offset by lower sales volumes in export markets.

Cost of Sales and Gross Margin – Our Chemicals Segment’s cost of sales decreased by $24.5 million, or 6%, in the first quarter of 2025 compared to the first quarter of 2024 due to the net effects of lower production costs, including lower raw materials, utilities and unabsorbed fixed costs due to improved operating rates, and a 5% increase in TiO2 sales volumes.

Our Chemicals Segment’s cost of sales as a percentage of net sales improved to 78% in the first quarter of 2025 compared to 85% in the same period of 2024 primarily due to the favorable effects of lower production costs (primarily raw materials and utilities) and higher production volumes resulting in increased coverage of fixed production costs.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 22% in the first quarter of 2025 compared to 15% in the first quarter of 2024. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to higher sales and production volumes, higher average TiO2 selling prices, lower overall production costs (primarily raw materials and utilities) and improved fixed cost absorption.

Operating Income – Our Chemicals Segment had operating income of $41.2 million in the first quarter of 2025 compared to operating income of $22.8 million in the first quarter of 2024 as a result of the factors impacting gross margin discussed above. We estimate changes in currency exchange rates decreased our Chemicals Segment’s operating income by approximately $5 million in the first quarter of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.5 million and $.6 million in the first three months of 2025 and 2024, respectively, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of our Chemicals Segment’s sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our Chemicals Segment’s sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently our Chemicals Segment’s non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all our Chemicals Segment’s production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of our Chemicals Segment’s non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our Chemicals Segment’s non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our Chemicals Segment’s non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time. We periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gain or losses we would recognize from the first two items described above.

Fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s sales and operating income for the periods indicated.

Impact of changes in currency exchange rates
Three months ended March 31, 2025 vs March 31, 2024
				Translation
				gains/(losses) -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(11)	$(11)
Operating income	5	(4)	(9)	4	(5)

The $11 million decrease in our Chemicals Segment’s net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into fewer U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2025 did not have a significant effect on our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $5 million decrease in our Chemicals Segment’s operating income was comprised of the following:

●	Lower net currency transaction gains of approximately $9 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations. As discussed in Note 17 to our Condensed Consolidated Financial Statements, in order to manage currency exchange rate risk associated with the maturity in September 2025 of Kronos’ €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025, our Chemicals Segment entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. We recognized a $.9 million currency transaction gain in our Condensed Consolidated Statement of Income for the three months ended March 31, 2025, and
●	Approximately $4 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as our Chemicals Segment’s local currency-denominated operating costs were translated into fewer U.S. dollars in 2025 as compared to 2024, which was partially offset by the effect of the strengthening of the U.S. dollar relative to the euro which caused net translation losses as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects on euro-denominated operating costs being translated into fewer U.S. dollars in 2025 as compared to 2024.

Outlook – Overall our Chemicals Segment’s customer demand improved in the first quarter of 2025 as compared to the same period in 2024, led by stronger demand in Europe. The momentum our Chemicals Segment saw at the beginning of the year began to slow in the second half of the first quarter as uncertainty regarding the outcome of the U.S. federal government’s announced tariffs and responses to such tariffs from various affected countries tempered customer demand. Our Chemicals Segment expects demand, particularly in North America, to remain challenging until the uncertainty around tariffs is resolved; however, demand in Europe has improved in part due to the European Commission’s duties on Chinese imports of TiO2, enacted in mid-2024. Overall, it is unclear how much impact the economic uncertainty caused by potential tariffs implemented by the U.S. and other countries will have on demand in 2025. Our Chemicals Segment believes customer inventory levels remain low, although in the face of this uncertainty customers are demonstrating hesitancy to build inventory, and our Chemicals Segment is receiving orders on shorter notice than previously experienced, indicating a cautious demand outlook and careful inventory management. TiO2 selling prices have remained relatively stable in North America and in export markets and have increased slightly in Europe partly as a result of continued elevated costs for utilities and other raw materials. Our Chemicals Segment is evaluating production rates at its operating facilities based on current customer demand and expects its 2025 production rates to be near 2024 levels.

Our Chemicals Segment is focused on cost reduction initiatives designed to improve its long-term cost structure including certain ongoing process improvement initiatives and previously announced targeted workforce reductions and the closure of its Canadian sulfate process line, aimed at improving gross margins through the optimization of production of its purified grades. Raw material, energy, and other input costs are generally trending lower, although energy costs in Europe remain volatile and above historical levels.

Our Chemicals Segment expects raw material and other input costs to continue to moderate in 2025. As previously disclosed, our Chemicals Segment operates a TiO2 facility in Canada, with the majority of its production sold into the U.S. In the first quarter, in anticipation of the U.S. federal government’s tariff announcements, our Chemicals Segment implemented mitigation strategies, including building and prepositioning inventory in the U.S. which resulted in increased shipping and warehousing costs. Currently, TiO2 and titanium ore are exempt from the announced tariffs, and our Chemicals Segment does not expect to incur additional costs in the foreseeable future for tariff mitigation efforts. As a result, our Chemicals Segment expects shipping and warehousing costs to normalize for the remainder of the year. Our Chemicals Segment plans to operate its U.S. and Canadian facilities in line with the near-term demand outlook as it sells down elevated U.S. inventory balances over the next three to six months. Despite additional tariff-related expenses incurred in the first quarter, operating income improved in the first quarter of 2025 compared to 2024, and our Chemicals Segment expects improved operating results to continue during 2025, subject to maintaining current demand levels.

As noted above, our Chemicals Segment acquired full control of LPC in July 2024. Our Chemicals Segment believes this acquisition presents a unique opportunity to add immediate value for its customers and better serve the North American marketplace by expanding its product offerings and increasing sales to new and existing customers while realizing significant synergies, including commercial, overhead, and supply chain optimization. Our Chemicals Segment is in the process of fully integrating the additional LPC production capacity and it expects the acquisition to positively impact its earnings in 2025, although soft demand, competitive pressures and additional debt service costs associated with increased borrowings to complete the transaction may limit this impact.

As noted above, our Chemicals Segment’s tariff mitigation efforts in the first quarter required working capital to build and position inventory within the U.S. Our Chemicals Segment expects its cash on hand to improve as it reduces inventory levels over the next several quarters. With increased borrowing availability under its revolving credit facility and cash on hand, our Chemicals Segment believes it is well-positioned to finance its working capital needs, to repay in September the €75 million 3.75% Senior Secured Notes due 2025, and to fully integrate the acquired LPC production capacity.

Our expectations for the TiO2 industry and our Chemicals Segment’s operations are based on factors outside our control. Our Chemicals Segment’s operations are affected by global and regional economic, political, and regulatory factors, and it has experienced global market disruptions. Future impacts on our Chemicals Segment’s operations will depend on, among other things, future energy costs, the effects of newly enacted tariffs on jurisdictions where our Chemicals Segment or its customers and suppliers operate, its success in implementing mitigation strategies, and the impact of economic conditions, consumer confidence, and geopolitical events on its operations or those of its customers and suppliers, all of which remain uncertain and cannot be predicted.

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

Our Component Products Segment’s operating income in the first quarter of 2025 was $5.9 million compared to $3.7 million in the first quarter of 2024. The increase in operating income in the first quarter of 2025 compared to 2024 is primarily due to higher marine components sales and gross margin.

	Three months ended March 31,
	2024	2025	% Change

	(Dollars in millions)
Net sales:
Security products	$29.9	$30.2	1%
Marine components	8.1	10.1	24
Total net sales	38.0	40.3	6
Cost of sales	28.3	28.1	(1)
Gross margin	$9.7	$12.2	26
Operating income	$3.7	$5.9	58

Percent of net sales:
Cost of sales	75%	70%
Gross margin	25	30
Operating income	10	15

Net Sales – Our Component Products Segment’s net sales increased $2.3 million in the first quarter of 2025 compared to the same period in 2024 due to higher marine components sales primarily to the towboat and government markets and to a lesser extent higher security products sales primarily to the government security market. Marine components net sales increased 24% in the first quarter of 2025 compared to the same period last year primarily due to $1.7 million higher sales to the towboat market and $1.2 million higher sales to the government market, partially offset by lower sales to various other markets including $.3 million lower sales to the center console market. Security products net sales increased 1% in the first quarter of 2025 compared to the same period last year primarily due to $1.6 million higher sales to the government security market and $.3 million higher sales to the healthcare market, substantially offset by lower sales to various other original equipment manufacturing (“OEM”) markets including the transportation, tool storage, bank equipment and vending/gaming markets.

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales decreased 5% in the first quarter of 2025 compared to the same period in 2024. As a result, gross margin as a percentage of sales increased over the same period. Gross margin percentage increased in the first quarter of 2025 compared to the same period in 2024 primarily due to higher gross margin percentage at the marine components reporting unit as a result of lower cost inventory produced during the fourth quarter of 2024 and sold in the first quarter of 2025 as well as increased coverage of fixed costs on higher sales. Gross margin as a percentage of net sales at the security products reporting unit in the first quarter of 2025 was comparable to the same period in 2024.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income for the first quarter of 2025 increased compared to the same period of 2024 and was primarily impacted by the factors affecting sales, cost of sales and gross margin discussed above.

Outlook – Our Component Products Segment’s first quarter sales and operating income exceeded prior year on the strength of improved demand at the marine components reporting unit, primarily in the towboat and government markets. Security products sales improved slightly from prior year, as increased sales to the government security market were mostly offset by softness across a variety of markets. The raw material price increases our Component Products Segment began experiencing in the third quarter of 2024 have continued through the first quarter of 2025, and our Component Products Segment is starting to see some surcharges related to tariffs on certain commodity raw materials.

Our Component Products Segment expects security products net sales in 2025 to improve modestly over 2024, and it expects gross margin and operating income percentages in 2025 to be slightly above 2024 due to price increases implemented in the first quarter and an improved security products product mix. Our Component Products Segment expects marine components net sales to increase in 2025 predominantly due to higher expected sales to the government and industrial markets. In the first quarter marine components benefited from an increase in sales related to a one-time stocking event at a towboat OEM customer. For the remainder of the year, our Component Products Segment expects demand from the towboat market to be consistent with 2024. Overall, our Component Products Segment expects its marine components reporting unit to have improved gross margins and operating income percentages in 2025 compared to 2024 due to increased coverage of fixed costs on higher expected sales volumes.

Our Component Products Segment manufactures substantially all of its products in the U.S. and sources a substantial majority of its raw materials from U.S. suppliers. Our Component Products Segment also sources certain components, primarily electronic components from Asia, including China. In anticipation of the U.S. federal government tariffs announcements, our Component Products Segment increased purchases of certain electronic components and other components to mitigate the potential near-term impact of tariffs. As noted above, our Component Products Segment has recently experienced some raw material and component price increases related to tariffs. Our Component Products Segment believes it can increase selling prices to its customers to recoup its increased raw material costs, although the extent to which our Component Products Segment can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, the length of time tariffs are in effect, and the ability of its customers to substitute alternative products. Our Component Products Segment will continue to monitor current and anticipated near-term customer demand levels to ensure its production capabilities and inventories are aligned accordingly.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Currently, our Component Products Segment’s supply chains are stable and transportation and logistical delays are minimal. Our Component Products Segment has in the past experienced global and domestic supply chain challenges, and any future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the effect of tariffs and the impact of economic conditions, consumer confidence and geopolitical events on demand for our Component Products Segment’s products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development  –

	Three months ended March 31,
	2024	2025

	(In millions)
Net sales:
Land sales	$13.7	$8.5
Utility and other	.1	—
Total net sales	13.8	8.5
Cost of sales	8.1	4.6
Gross margin	$5.7	$3.9
Operating income	$5.0	$3.0

General – Our Real Estate Management and Development Segment consists of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is actively engaged in developing certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes.

LandWell began marketing land for sale in the residential/planned community in December 2013 and at March 31, 2025 approximately 20 saleable acres remain. In addition, outside of the community LandWell has been actively marketing and selling land zoned for commercial and light industrial use and at March 31, 2025 approximately 15 saleable acres remain. Contracts for land sales are negotiated on an individual basis, and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract or land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In most instances buyers can cancel an escrow agreement with no financial penalties until shortly before the closing date. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all of the land in the residential/planned community has been sold; however, we expect the development work to take two to three years to complete.

Net Sales and Operating Income  – Substantially all of the net sales from our Real Estate Management and Development Segment in the first quarter of 2025 and 2024 were from land sales. We recognized $8.5 million in revenues on land sales during the first quarter of 2025 compared to $13.7 million in the first quarter of 2024. All of the land sales revenues recognized in 2025 and 2024 are related to land sold in prior years. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods, and all of the land sales revenue we recognized in 2025 and 2024 was under this method of revenue recognition. Land sales revenue in the first quarter of 2025 decreased compared to the same prior year period due to the decreased pace of development activity for previously sold parcels within the residential/planned community, primarily due to delays in receiving city permits and delays in environmental related approvals. The pace of development activities is dictated by a number of factors such as city permit and design approval, approval from the Nevada Department of Environmental Protection, and labor and materials availability. Cost of sales related to land sales revenues was $4.6 million in the first quarter of 2025 compared to $8.0 million in the first quarter of 2024.

Outlook – LandWell is focused on developing the land it manages for the residential/planned community in Henderson with sales primarily to residential builders. At March 31, 2025, substantially all of the land in the residential/planned community had been sold with approximately 20 saleable acres remaining. A contract for the remaining 20 acres is currently in escrow with a home builder, and the sale is scheduled to close by mid-2025. There are also 15 saleable acres zoned for light industrial and commercial use adjacent to the 2,100 acre residential/planned community which are also currently in escrow and scheduled to close in the third and fourth quarters of 2025. At March 31, 2025 we have deferred revenue of $27.6 million related to post-closing obligations on land sales closed prior to 2024. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, although we have already received substantially all the cash proceeds related to these sales. We currently expect to take one to two years to complete our post-closing obligations. Any delays or curtailments in infrastructure development related to post-closing obligation activities will delay the amount of revenue we recognize on previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the construction expected to continue for the next two to three years. We expect these land development costs in 2025 to be comparable to 2024 due to the timing of planned infrastructure projects and the availability of certain construction materials. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue, and therefore, this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement under our Owner Participation Agreement (“OPA”) with the City of Henderson, and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City for approval of additional OPA note receivables. The maximum reimbursement under the OPA is $209 million. We have collected $39.3 million to date and expect to reach the maximum in the next 7 to 10 years.

General Corporate and Other Items – 2025 Compared to 2024

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock. As discussed in the 2024 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a loss of $1.7 million in the first quarter of 2025 compared to a gain of $.5 million in the first quarter of 2024 in our Condensed Consolidated Statements of Income, which represents the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Income and Other – Interest income and other decreased $1.4 million in the first quarter of 2025 compared to the same period of 2024 primarily due to lower average interest rates and decreased cash balances. See Note 12 to our Condensed Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses in the first quarter of 2025 were comparable to the same period in 2024. Included in corporate expense are:

●	litigation fees and related costs at NL of $.5 million in the first quarter of 2025 compared to $.7 million in the first quarter of 2024; and
●	environmental remediation and related costs of $1.0 million in the first quarter of 2025 compared to $.2 million in the first quarter of 2024.

Overall, we currently expect that our general corporate expenses in 2025 will be higher than in 2024 primarily due to income recognized in 2024 related to the settlement of a liability for an environmental remediation site in the fourth quarter of 2024. See Note 16 to our Condensed Consolidated Financial Statements.

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

Interest Expense – Interest expense increased $1.9 million in the first quarter of 2025 compared to the respective period in 2024 primarily due to higher overall debt levels as a result of Kronos debt transactions entered into in 2024. Interest expense in the first three months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. The details of the debt transactions are discussed in Note 9 to our Consolidated Financial Statements in our 2024 Annual Report. See Note 7 to our Condensed Consolidated Financial Statements.

We expect interest expense will be higher in 2025 as compared to 2024 primarily due to the higher debt balances as a result of the third quarter acquisition of LPC and higher interest rates on Kronos’ new debt issued in 2024.

Income Tax Expense – We recognized income tax expense of $8.0 million in the first quarter of 2025 compared to income tax expense of $4.4 million in the first quarter of 2024. The increase in the first quarter of 2025 is primarily due to higher earnings in 2025 and the jurisdictional mix of such earnings. During interim periods, our effective tax rate may not necessarily correspond to the current period income (loss) before taxes due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections of pre-tax income (loss).

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2024, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $49.6 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $153.6 million. During the first three months of 2025, we recognized a non-cash deferred income tax benefit with respect to our direct investment in Kronos of $.5 million for the decrease in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, this decrease related to our equity in Kronos’ net income during the period. We recognized a similar deferred income tax expense of $.1 million in the first three months of 2024. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

See Note 13 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries in the first quarter of 2025 was comparable to the same period in 2024. See Note 14 to our Condensed Consolidated Financial Statements.

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

Cash used in operating activities was $155.9 million in the first three months of 2025 compared to cash used in operating activities of $48.8 million in the first three months of 2024. This $107.1 million increase in cash used in operating activities in the first three months of 2025 includes:

●	consolidated operating income of $50.1 million in the first three months of 2025, an increase of $18.6 million compared to operating income of $31.5 million in the first three months of 2024;
●	cash paid for environmental remediation and related costs of $57.4 million primarily due to the payment of a settlement for an environmental remediation site (see Note 16 to our Condensed Consolidated Financial Statements);
●	higher amount of net cash used of $48.8 million associated with relative changes in our receivables, inventories, land held for investment, payables and accrued liabilities in 2025;
●	higher cash paid for interest in 2025 of $12.0 million primarily due to increased debt levels relative to the comparable period in 2024 and the timing of interest payments;
●	lower net distributions from our TiO2 manufacturing joint venture in 2025 of $2.3 million as the result of obtaining control of LPC in July 2024, and
●	higher net cash paid for income taxes in 2025 of $1.4 million primarily due to relative timing of payments.

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

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2024 to March 31, 2025 primarily due to relative changes in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) increased from December 31, 2024 to March 31, 2025 primarily due to higher inventory volumes.
●	CompX’s average DSO increased from December 31, 2024 to March 31, 2025 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter.
●	CompX’s average DSI at December 31, 2024 was comparable to March 31, 2025 as the increase at the security products reporting unit primarily due to increased inventory to meet current and expected customer demand was offset by the decline at the marine components reporting unit due to sales growth in the first quarter of 2025.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	March 31,	December 31,	March 31,
	2023	2024	2024	2025
Kronos:
Days sales outstanding	66 days	65 days	62 days	65 days
Days sales in inventory	65 days	46 days	82 days	86 days
CompX:
Days sales outstanding	36 days	42 days	33 days	41 days
Days sales in inventory	95 days	89 days	94 days	94 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Three months ended
	March 31,
	2024	2025

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$(43.3)	$(102.4)
Valhi exclusive of subsidiaries	23.7	7.6
CompX	1.7	(.1)
NL exclusive of subsidiaries	8.2	(44.2)
Tremont exclusive of subsidiaries	(.7)	3.7
BMI	.2	3.0
LandWell	(1.3)	(1.1)
Eliminations and other	(37.3)	(22.4)
Total	$(48.8)	$(155.9)

Investing Activities –

During the three months ended March 31, 2025, we spent $12.8 million in capital expenditures including $12.0 million in our Chemicals Segment and $.8 million in our Component Products Segment.

Financing Activities –

During the three months ended March 31, 2025,

●	we repaid $5.4 million under the Contran credit facility;
●	Kronos had net borrowings of $32.9 million on its revolving credit facility; and
●	we paid aggregate quarterly dividends to Valhi stockholders of $.08 per share ($2.3 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first three months of 2025 are comprised of CompX dividends paid to shareholders other than NL, Kronos dividends paid to shareholders other than us and NL, and LandWell dividends paid to partners other than us and BMI.

Outstanding Debt Obligations

At March 31, 2025, our consolidated indebtedness was comprised of:

●	Valhi’s $39.2 million outstanding on its $150 million credit facility with Contran which is due no earlier than December 31, 2026;
●	€351.174 million aggregate outstanding on Kronos’ 9.50% Senior Secured Notes due March 2029 ($379.1 million carrying amount, net of unamortized premium and unamortized debt issuance costs);
●	€75 million aggregate outstanding on Kronos’ 3.75% Senior Secured Notes due September 2025 ($81.2 million carrying amount);
●	$53.7 million outstanding on Kronos’ subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”);
●	$43.2 million outstanding on Kronos’ revolving credit facility ( the “Global Revolver”); and
●	$11.4 million on LandWell’s bank loan due April 2036.

As defined in the agreement and as calculated for the period ended March 31, 2025, the Global Revolver borrowing base exceeded $300 million.

The Contran Term loan is subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 in our 2024 Annual Report. We are in compliance with all of our debt covenants at March 31, 2025. We believe we will be able to continue to comply with the financial covenants contained in our debt obligations through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

Our assets consist primarily of investments in operating subsidiaries, and our ability to service our obligations, including Kronos’ Senior Secured Notes and the Contran Term Loan, depends in part upon the distribution of earnings of our subsidiaries, whether in the form of dividends, advances or payments on account of intercompany obligations or otherwise. Kronos’ Senior Secured Notes are collateralized by, among other things, a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of Kronos International, Inc. (“KII”) and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor. Kronos’ Global Revolver is collateralized by, among other things, a first priority lien on the borrower’s trade receivables and inventories. See Note 7 to our Condensed Consolidated Financial Statements.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending March 31, 2026) and long-term obligations (defined as the five-year period ending March 31, 2030). With respect to the repayment of Kronos’ €75 million due in September 2025, we intend to satisfy this obligation through cash generated from operations or to the extent that is not sufficient, a combination of cash generated from operations and borrowings on the Global Revolver. If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2025, we had $110.8 million available for borrowing under our credit facility with Contran. Amounts available under this facility are at Contran’s discretion. Additionally, at March 31, 2025 approximately $300 million less any amounts outstanding is available for borrowing under Kronos’ Global Revolver. The borrowing base is calculated at least quarterly and the amount available for borrowing may change based on applicable period end balances. See Note 7 to our Condensed Consolidated Financial Statements.

At March 31, 2025, we had an aggregate of $238.6 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $26.6 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$28.6	$26.6
CompX	56.1	—
NL exclusive of its subsidiaries	74.9	—
BMI	12.8	—
Tremont exclusive of its subsidiaries	11.6	—
LandWell	54.5	—
Valhi exclusive of its subsidiaries	.1	—
Total cash and cash equivalents, restricted cash and marketable securities	$238.6	$26.6

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2025 will be approximately $58 million as follows:

●	$55 million by our Chemicals Segment; and
●	$3 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $53 million on land development costs during 2025.

Capital spending for 2025 is expected to be funded through cash generated from operations or borrowing under our existing credit facilities. Planned capital expenditures for the remainder of 2025 at Kronos and CompX will primarily be to maintain and improve our existing facilities. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand and the general availability of materials, equipment and supplies necessary to complete such projects.

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

At March 31, 2025, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. At March 31, 2025, approximately 1.0 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2025, approximately .5 million shares were available for repurchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.19 per share in the first and second quarters of 2024 for which we received $22.0 million. In July 2024, Kronos announced a decrease in its regular quarterly dividend from $.19 per share to $.05 per share beginning in the third quarter of 2024. Kronos paid a regular dividend of $.05 per share in the third and fourth quarters of 2024 for which we received $5.8 million. In February 2025 the Kronos board of directors approved a quarterly dividend of $.05 per share. If Kronos were to pay its $.05 per share dividend in each quarter of 2025 based on the 58.0 million shares we held of Kronos common stock at March 31, 2025, during

2025 we would receive aggregate regular dividends from Kronos of $11.6 million. NL paid a quarterly dividend of $.08 per share in 2024 for which we received $12.9 million. In August 2024, NL’s board of directors declared a special dividend of $.43 per share on its common stock. We received $17.4 million from this special dividend, which is not expected to be recurring. In February 2025 the NL board of directors approved a quarterly dividend of $.09 per share. If NL were to pay its $.09 per share dividend in each quarter of 2025 based on the 40.4 million shares we held of NL common stock at March 31, 2025, during 2025 we would receive aggregate quarterly dividends from NL of $14.5 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $4.0 million in 2024 and $5.6 million in 2025. We do not know if we will receive additional dividends from BMI and LandWell during 2025. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at March 31, 2025.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2026. We had gross borrowings of $.5 million and gross repayments of $.5 million during the first three months of 2025, and $9.3 million was outstanding at March 31, 2025. We could borrow $15.7 million under our current intercompany facility with CompX at March 31, 2025. CompX’s obligation to loan us money under this note is at CompX’s discretion.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2024 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2024 Annual Report, or in Notes 13, 16 and 18 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

See Note 19 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. There have been no changes in our critical accounting policies during the first three months of 2025.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates, equity security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2024 Annual Report, and refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure About Market Risk” in our 2024 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Other

As permitted by the SEC, our assessment of internal control over financial reporting excludes internal control over the preparation of any financial statement schedules which would be required by Article 12 of Regulation S-X.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Refer to Note 16 to our Condensed Consolidated Financial Statements and our 2024 Annual Report for descriptions of certain legal proceedings.

ITEM 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report.

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

VALHI, INC.
(Registrant)

Date:	May 8, 2025	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	May 8, 2025	/s/ Patty S. Brinda
Patty S. Brinda (Vice President and Controller)