Form 10-Q
period 2025-06-30
VALHI INC /DE/
filed 2025-08-07
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on August 1, 2025:  28,302,293

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	June 30,
	2024	2025
		(unaudited)
Current assets:
Cash and cash equivalents	$348.3	$188.5
Restricted cash equivalents	24.8	28.5
Marketable securities	1.9	2.4
Accounts and other receivables, net	327.8	379.2
Inventories, net	685.8	717.2
Prepaid expenses and other	65.1	51.6
Total current assets	1,453.7	1,367.4

Other assets:
Marketable securities	5.7	4.7
Goodwill	382.3	382.3
Deferred income taxes	53.8	58.6
Other assets	181.3	190.0
Total other assets	623.1	635.6

Property and equipment:
Land	74.7	79.2
Buildings	282.6	309.1
Equipment	1,312.0	1,444.4
Mining properties	76.0	89.7
Construction in progress	41.7	45.8
	1,787.0	1,968.2
Less accumulated depreciation and amortization	1,063.6	1,208.4
Net property and equipment	723.4	759.8
Total assets	$2,800.2	$2,762.8

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	June 30,
	2024	2025
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$79.0	$88.7
Accounts payable and accrued liabilities	482.6	380.7
Accrued environmental remediation and related costs	59.7	4.3
Income taxes	22.5	9.4
Total current liabilities	643.8	483.1

Noncurrent liabilities:
Long-term debt	484.4	544.8
Accrued pension costs	117.6	127.2
Accrued environmental remediation and related costs	14.9	14.3
Deferred income taxes	57.7	63.7
Other liabilities	102.7	99.7
Total noncurrent liabilities	777.3	849.7

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	669.9	670.3
Retained earnings	574.7	588.0
Accumulated other comprehensive loss	(159.2)	(137.5)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	1,036.1	1,071.5
Noncontrolling interest in subsidiaries	343.0	358.5
Total equity	1,379.1	1,430.0
Total liabilities and equity	$2,800.2	$2,762.8

Commitments and contingencies (Notes 13, 16 and 18)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(unaudited)
Revenues and other income:
Net sales	$559.7	$540.4	$1,090.3	$1,079.0
Other income, net	3.7	31.1	15.9	31.9
Total revenues and other income	563.4	571.5	1,106.2	1,110.9

Cost and expenses:
Cost of sales	438.4	462.3	882.7	878.4
Selling, general and administrative	74.9	79.2	143.5	157.7
Other components of net periodic pension and OPEB expense	.6	.7	1.2	1.5
Interest	11.9	13.8	23.2	27.0
Total cost and expenses	525.8	556.0	1,050.6	1,064.6

Income before income taxes	37.6	15.5	55.6	46.3
Income tax expense	7.9	8.0	12.3	16.0
Net income	29.7	7.5	43.3	30.3
Noncontrolling interest in net income of subsidiaries	9.8	6.6	15.6	12.5
Net income attributable to Valhi stockholders	$19.9	$.9	$27.7	$17.8

Amounts attributable to Valhi stockholders:
Basic and diluted net income per share	$.70	$.03	$.97	$.62

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(unaudited)
Net income	$29.7	$7.5	$43.3	$30.3
Other comprehensive income (loss), net of tax:
Currency translation	1.6	12.7	(16.7)	28.2
Defined benefit pension plans	.7	.6	1.4	1.2
Other	(.1)	—	(.2)	(.1)
Total other comprehensive income (loss), net	2.2	13.3	(15.5)	29.3
Comprehensive income	31.9	20.8	27.8	59.6
Comprehensive income attributable to noncontrolling interest	10.4	10.0	11.6	20.1
Comprehensive income attributable to Valhi stockholders	$21.5	$10.8	$16.2	$39.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended June 30, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at March 31, 2024	$.3	$669.5	$481.3	$(158.6)	$(49.6)	$321.6	$1,264.5
Net income	—	—	19.9	—	—	9.8	29.7
Other comprehensive income, net	—	—	—	1.6	—	.6	2.2
Dividends paid to noncontrolling interest	—	—	—	—	—	(7.6)	(7.6)
Cash dividends - $.08 per share	—	—	(2.2)	—	—	—	(2.2)
Equity transactions with noncontrolling interest, net and other	—	.4	—	—	—	—	.4

Balance at June 30, 2024	$.3	$669.9	$499.0	$(157.0)	$(49.6)	$324.4	$1,287.0

Balance at March 31, 2025	$.3	$669.9	$589.3	$(147.4)	$(49.6)	$350.8	$1,413.3
Net income	—	—	.9	—	—	6.6	7.5
Other comprehensive income, net	—	—	—	9.9	—	3.4	13.3
Dividends paid to noncontrolling interest	—	—	—	—	—	(2.3)	(2.3)
Cash dividends - $.08 per share	—	—	(2.2)	—	—	—	(2.2)
Equity transactions with noncontrolling interest, net and other	—	.4	—	—	—	—	.4

Balance at June 30, 2025	$.3	$670.3	$588.0	$(137.5)	$(49.6)	$358.5	$1,430.0

	Six months ended June 30, 2024 and 2025 (unaudited)
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2023	$.3	$669.5	$475.8	$(145.5)	$(49.6)	$325.7	$1,276.2
Net income	—	—	27.7	—	—	15.6	43.3
Other comprehensive loss, net	—	—	—	(11.5)	—	(4.0)	(15.5)
Dividends paid to noncontrolling interest	—	—	—	—	—	(12.9)	(12.9)
Cash dividends - $.16 per share	—	—	(4.5)	—	—	—	(4.5)
Equity transactions with noncontrolling interest, net and other	—	.4	—	—	—	—	.4

Balance at June 30, 2024	$.3	$669.9	$499.0	$(157.0)	$(49.6)	$324.4	$1,287.0

Balance at December 31, 2024	$.3	$669.9	$574.7	$(159.2)	$(49.6)	$343.0	$1,379.1
Net income	—	—	17.8	—	—	12.5	30.3
Other comprehensive income, net	—	—	—	21.7	—	7.6	29.3
Dividends paid to noncontrolling interest	—	—	—	—	—	(4.6)	(4.6)
Cash dividends - $.16 per share	—	—	(4.5)	—	—	—	(4.5)
Equity transactions with noncontrolling interest, net and other	—	.4	—	—	—	—	.4

Balance at June 30, 2025	$.3	$670.3	$588.0	$(137.5)	$(49.6)	$358.5	$1,430.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six months ended
	June 30,
	2024	2025

	(unaudited)
Cash flows from operating activities:
Net income	$43.3	$30.3
Depreciation and amortization	32.4	31.9
Benefit plan expense less than cash funding	(4.4)	(4.0)
Deferred income taxes	(4.0)	3.2
Distributions from TiO2 manufacturing joint venture, net	9.8	—
Other, net	4.3	1.0
Change in assets and liabilities:
Accounts and other receivables, net	(79.3)	(18.2)
Inventories, net	103.4	15.8
Land held for development, net	1.5	(4.2)
Accounts payable and accrued liabilities	(130.1)	(100.8)
Accrued environmental remediation and related costs	—	(56.0)
Income taxes	(5.5)	(17.8)
Accounts with affiliates	(.3)	(29.4)
Other, net	13.6	14.0
Net cash used in operating activities	(15.3)	(134.2)

Cash flows from investing activities:
Capital expenditures	(8.8)	(25.4)
Purchases of marketable securities	(1.0)	—
Proceeds from disposal of marketable securities	43.8	.7
Net cash provided by (used in) investing activities	34.0	(24.7)

Cash flows from financing activities:
Kronos revolving credit facility:
Borrowings	—	306.3
Payments	—	(280.9)
Kronos term loan from Contran	53.7	—
Payments on long-term debt	(83.7)	(12.0)
Valhi cash dividends paid	(4.5)	(4.5)
Distributions to noncontrolling interest in subsidiaries	(12.9)	(9.6)
Deferred financing fees	(5.8)	—
Net cash used in financing activities	(53.2)	(.7)

Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(34.5)	(159.6)
Effect of exchange rates on cash	(.2)	4.0
Balance at beginning of period	462.0	378.6
Balance at end of period	$427.3	$223.0

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$11.4	$24.8
Income taxes, net	35.7	50.7
Noncash investing activities:
Change in accruals for capital expenditures	.5	3.0

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 91% of our outstanding common stock at June 30, 2025. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the SEC on March 6, 2025 (the “2024 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2024 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2024) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2025 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2024 Consolidated Financial Statements contained in our 2024 Annual Report.

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between Kronos and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2025, and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statement of Income and Cash Flows beginning as of the Acquisition Date. See Note 18 to our Condensed Consolidated Financial Statements.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	June 30, 2025
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

Our chief operating decision maker (“CODM”) evaluates segment performance based on each segment’s operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income), which are not attributable to the operations of the reportable operating segments. Interest income included in the calculation of segment operating income is not significant for the three and six months ended June 30, 2024 and 2025.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Net sales:
Chemicals	$500.5	$494.4	$979.3	$984.2
Component products	35.9	40.3	73.9	80.6
Real estate management and development	23.3	5.7	37.1	14.2
Total net sales	$559.7	$540.4	$1,090.3	$1,079.0
Cost of sales:
Chemicals	$400.7	$432.1	$808.6	$815.5
Component products	24.8	27.4	53.1	55.5
Real estate management and development	12.9	2.8	21.0	7.4
Total cost of sales	$438.4	$462.3	$882.7	$878.4
Gross margin:
Chemicals	$99.8	$62.3	$170.7	$168.7
Component products	11.1	12.9	20.8	25.1
Real estate management and development	10.4	2.9	16.1	6.8
Total gross margin	$121.3	$78.1	$207.6	$200.6
Operating income:
Chemicals	$40.5	$10.3	$63.3	$51.5
Component products	5.1	6.3	8.8	12.2
Real estate management and development	9.2	18.9	14.2	21.9
Total operating income	54.8	35.5	86.3	85.6
General corporate items:
Interest income and other	5.5	3.7	11.2	8.0
Other components of net periodic pension and OPEB expense	(.6)	(.7)	(1.2)	(1.5)
Changes in market value of Valhi common stock held by subsidiaries	.1	—	.6	(1.7)
General expenses, net	(10.3)	(9.2)	(18.1)	(17.1)
Interest expense	(11.9)	(13.8)	(23.2)	(27.0)
Income before income taxes	$37.6	$15.5	$55.6	$46.3

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Depreciation and amortization:
Chemicals	$19.0	$15.6	$30.5	$30.0
Component products	.9	.9	1.8	1.9
Real estate management and development	—	—	.1	—
Total	$19.9	$16.5	$32.4	$31.9

Included in the Chemicals Segment’s operating income for the three and six month periods ended June 30, 2024 is a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of its sulfate process line in Canada in the second quarter of 2024. Infrastructure reimbursements and land related income is included in the determination of Real Estate Management and Development operating income. See Note 12. Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Our CODM is not regularly provided financial information related to the assets of the reportable segments, including capital expenditures, and he does not evaluate the reportable segments’ performance or allocate resources to them based on assets. Therefore, total assets by reportable segment are not included in our segment disclosures.

Note 3 – Accounts and other receivables, net:

	December 31,	June 30,
	2024	2025

	(In millions)
Trade accounts receivable:
Kronos	$269.2	$320.9
CompX	14.2	17.0
BMI/LandWell	.3	1.2
VAT and other receivables	45.9	37.7
Refundable income taxes	1.3	3.2
Receivables from affiliates:
Contran - income taxes	—	3.2
Contran - trade items	.2	.1
Other	.6	.2
Allowance for doubtful accounts	(3.9)	(4.3)
Total	$327.8	$379.2

Note 4 – Inventories, net:

	December 31,	June 30,
	2024	2025

	(In millions)
Raw materials:
Chemicals	$176.9	$142.8
Component products	5.6	5.8
Total raw materials	182.5	148.6
Work in process:
Chemicals	52.5	49.2
Component products	17.6	22.2
Total in-process products	70.1	71.4
Finished products:
Chemicals	308.3	359.8
Component products	5.1	4.9
Total finished products	313.4	364.7
Supplies (chemicals)	119.8	132.5
Total	$685.8	$717.2

Note 5 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	gain, net

	(In millions)
December 31, 2024:
Current assets	$1.9	$1.9	$—

Noncurrent assets	$5.7	$5.7	$—

June 30, 2025:
Current assets	$2.4	$2.4	$—

Noncurrent assets	$4.7	$4.5	$.2

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

Note 6 – Other noncurrent assets:

	December 31,	June 30,
	2024	2025

	(In millions)
Note receivables - OPA	$91.6	$102.8
Pension asset	19.8	21.9
Operating lease right-of-use assets	20.6	21.5
IBNR receivables	15.0	15.1
Restricted cash and cash equivalents	5.5	6.0
Land held for development	7.4	5.9
Other	21.4	16.8
Total	$181.3	$190.0

Note 7 – Long-term debt:

	December 31,	June 30,
	2024	2025

	(In millions)
Valhi:
Contran credit facility	$44.6	$33.1
Subsidiary debt:
Kronos:
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	365.4	410.7
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	78.3	87.9
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Revolving credit facility	10.0	37.0
LandWell:
Note payable to Western Alliance Business Trust	11.4	11.1
Total subsidiary debt	518.8	600.4
Total debt	563.4	633.5
Less current maturities	79.0	88.7
Total long-term debt	$484.4	$544.8

Valhi – Contran credit facility – During the first six months of 2025, we had no borrowings and repaid $11.5 million under this facility. The average interest rate on the credit facility for the six months ended June 30, 2025 was 8.50%. At June 30, 2025, the interest rate was 8.50%, and $116.9 million was available for borrowing under this facility.

Kronos – 9.50% Senior Secured Notes due 2029 – At June 30, 2025, the carrying value of the 9.50% Senior Secured Notes due 2029 (€351.174 million aggregate principal amount outstanding) is $410.7 million and is stated net of $5.2 million of unamortized premium and $6.2 million of unamortized debt issuance costs. In the first quarter of 2024 Kronos recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of deferred financing costs.

3.75% Senior Secured Notes due 2025 – At June 30, 2025, the carrying value of the 3.75% Senior Secured Notes due 2025 (€75 million aggregate principal amount outstanding) is $87.9 million.

Revolving credit facility (the “Global Revolver”) – Effective July 17, 2025, Kronos completed an amendment to its Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from

$300 million to $350 million and increased the Belgian and German sub-limits from €30 million and €60 million to €55 million and €85 million, respectively, allowing greater access to Euro denominated borrowings. The maturity date of the Global Revolver remains July 2029. After taking into consideration the effects of the Fourth Amendment, Kronos’ total availability for borrowing has increased by approximately $50 million. During the first six months of 2025, Kronos borrowed $314.1 million and repaid $287.1 million under this facility. The average interest rate on outstanding borrowings under this facility for the six months ended June 30, 2025 was 5.9%. At June 30, 2025, $37.0 million was outstanding under the Global Revolver and the average interest rate was 5.8%. As defined in the agreement and as calculated for the period ended June 30, 2025, the borrowing base exceeded $350 million. At June 30, 2025, Kronos had total availability for borrowing of approximately $300 million less any amounts outstanding under this facility.

Other – We are in compliance with all of our debt covenants at June 30, 2025.

Note 8 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2024	2025

	(In millions)
Accounts payable:
Kronos	$232.4	$187.0
CompX	3.7	4.1
BMI/LandWell	8.0	3.1
Distributions payable to noncontrolling interest	5.9	1.0
Total	250.0	195.2
Payables to affiliates:
Contran - income taxes	16.9	—
Contran - other	.2	1.3
Employee benefits	38.7	35.1
Deferred income	28.2	27.4
Accrued development costs	30.0	22.4
Accrued sales discounts and rebates	27.6	17.0
Accrued litigation settlement	16.4	16.6
Interest	11.4	12.5
Operating lease liabilities	3.5	4.2
Other	59.7	49.0
Total	$482.6	$380.7

The accrued litigation settlement is discussed in Note 16.

Note 9 – Other noncurrent liabilities:

	December 31,	June 30,
	2024	2025

	(In millions)
Accrued development costs	$26.8	$24.7
Operating lease liabilities	17.1	17.1
Insurance claims and expenses	16.6	16.6
Asset retirement obligations	14.3	16.2
Deferred income	11.8	8.0
Other postretirement benefits	6.7	7.0
Employee benefits	4.5	5.0
Earn-out liability	4.3	4.6
Other	.6	.5
Total	$102.7	$99.7

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Net sales - point of origin:
United States	$279.7	$275.7	$520.6	$598.1
Germany	216.2	214.5	428.4	431.3
Canada	97.6	55.7	186.9	166.5
Norway	77.7	72.8	148.7	143.3
Belgium	61.0	65.6	130.6	131.3
Eliminations	(231.7)	(189.9)	(435.9)	(486.3)
Total	$500.5	$494.4	$979.3	$984.2

Net sales - point of destination:
Europe	$222.6	$226.8	$437.5	$455.3
North America	182.5	188.2	348.5	378.4
Other	95.4	79.4	193.3	150.5
Total	$500.5	$494.4	$979.3	$984.2

The following table disaggregates the net sales of our Component Products Segment by major product line.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Net sales:
Security products	$28.2	$30.7	$58.1	$60.9
Marine components	7.7	9.6	15.8	19.7
Total	$35.9	$40.3	$73.9	$80.6

Substantially all of the Real Estate Management and Development Segment’s sales are related to land sales in the second quarter and the first six months of 2024 and 2025.

Note 11 – Defined benefit pension plans:

NL administers a U.S. pension plan which has been closed to new participants since 1996. In accordance with applicable U.S. pension regulations, effective June 30, 2025 NL began the process of terminating the pension plan, which includes the purchase of annuity contracts from a third-party insurance company for the purpose of distributing benefits to plan participants. The termination process involves several steps and is expected to take between six and twelve months to complete. Following the purchase of the annuity contracts for plan participants we will remove pension plan assets and liabilities from our Condensed Consolidated Financial Statements and a plan settlement gain or loss (which we are currently unable to estimate) will be included in our net periodic pension cost. The plan termination is expected to be completed with existing plan funds. At December 31, 2024 the U.S. pension plan had a benefit obligation of $65.2 million, plan assets of $75.7 million and a pension plan asset of $10.7 million.

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Service cost	$1.6	$1.5	$3.3	$2.9
Interest cost	5.2	5.8	10.6	11.3
Expected return on plan assets	(5.6)	(5.9)	(11.2)	(11.4)
Recognized net actuarial losses	1.0	.9	1.9	1.6
Total	$2.2	$2.3	$4.6	$4.4

We expect to contribute the equivalent of approximately $16 million to all of our defined benefit pension plans during 2025.

Note 12 – Other income, net:

	Six months ended
	June 30,
	2024	2025

	(In millions)
Interest income and other:
Interest and dividends	$11.0	$7.8
Securities transactions, net	.2	.2
Total	11.2	8.0
Infrastructure reimbursement	—	17.5
Currency transactions, net	2.0	5.0
Other, net	2.7	1.4
Total	$15.9	$31.9

Infrastructure reimbursement  – As disclosed in Note 7 to our 2024 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. LandWell received $17.2 million during the second quarter of 2025 which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

LandWell has agreements with certain utility providers servicing the Cadence master planned community under which certain costs incurred for the development of power infrastructure may be reimbursed to LandWell. LandWell received $.3 million in reimbursement during the second quarter of 2025 for past costs incurred.

Note 13 – Income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Expected tax expense at U.S. federal statutory income tax rate of 21%	$7.9	$3.2	$11.7	$9.7
Non-U.S. tax rates	(.1)	(.3)	(.1)	.2
Incremental net tax benefit on earnings and losses of U.S. and non-U.S. tax group companies and other affiliates	(3.5)	(2.1)	(4.3)	(2.5)
Global intangible low-taxed income, net	1.1	1.9	1.4	2.5
Valuation allowance, net	1.7	5.3	2.5	5.5
Nondeductible expenses	.4	.8	.6	1.3
U.S. state income taxes and other, net	.4	(.8)	.5	(.7)
Income tax expense	$7.9	$8.0	$12.3	$16.0

Comprehensive provision for income taxes allocable to:
Net income	$7.9	$8.0	$12.3	$16.0
Other comprehensive income (loss):
Currency translation	.2	1.7	(2.1)	3.6
Pension plans	.3	.2	.6	.4
Other	(.1)	—	(.2)	—
Total	$8.3	$9.9	$10.6	$20.0

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA, among other provisions, provides for bonus depreciation of qualified property, permanently modifies the interest expense deduction to use an adjusted taxable income based on a calculation similar to EBITDA and other computational changes, and makes changes to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are in the process of evaluating the impact of the provisions of the OBBBA on our consolidated financial statements.

On July 18, 2025, Germany enacted legislation which includes, among other provisions, an additional depreciation allowance for certain fixed assets, improvements to the research and development tax allowance and, starting in 2028, a reduction of the 15% corporate tax rate by one percentage point in each of five years until the tax rate reaches 10% in 2032. We have significant German corporate net operating loss carryforwards and we expect to record deferred income tax expense of between $20 million and $23 million in the third quarter of 2025 to reduce our net deferred tax assets as a result of the reduction of the German corporate tax rate.

Note 14 – Noncontrolling interest in subsidiaries:

	December 31,	June 30,
	2024	2025

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$210.3	$215.9
NL Industries	81.5	81.7
CompX International	19.0	19.4
BMI	18.7	22.0
LandWell	13.5	19.5
Total	$343.0	$358.5

	Six months ended June 30,
	2024	2025

	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$5.1	$1.6
NL Industries	2.5	.2
CompX International	1.1	1.4
BMI	2.7	3.3
LandWell	4.2	6.0
Total	$15.6	$12.5

Note 15 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning and end of period	$1.7	$1.7	$1.7	$1.7

Currency translation:
Balance at beginning of period	$(102.4)	$(100.3)	$(88.8)	$(111.7)
Other comprehensive income (loss) arising during the period	1.2	9.5	(12.4)	20.9
Balance at end of period	$(101.2)	$(90.8)	$(101.2)	$(90.8)

Defined benefit pension plans:
Balance at beginning of period	$(58.3)	$(48.9)	$(58.8)	$(49.4)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	.5	.4	1.0	.9
Balance at end of period	$(57.8)	$(48.5)	$(57.8)	$(48.5)

OPEB plans:
Balance at beginning of period	$.4	$.1	$.4	$.2
Other comprehensive income:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	—	(.1)	(.1)
Balance at end of period	$.3	$.1	$.3	$.1

Total accumulated other comprehensive loss:
Balance at beginning of period	$(158.6)	$(147.4)	$(145.5)	$(159.2)
Other comprehensive income (loss)	1.6	9.9	(11.5)	21.7
Balance at end of period	$(157.0)	$(137.5)	$(157.0)	$(137.5)

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

The table below presents a summary of the activity in our accrued environmental costs during the first six months of 2025.

Amount
(In millions)

Balance at the beginning of the period	$74.6
Additions charged to expense, net	2.2
Payments, net	(58.2)
Balance at the end of the period	$18.6
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$4.3
Noncurrent liabilities	14.3
Total	$18.6

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At June 30, 2025, NL had accrued approximately $13 million related to approximately 29 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $38 million, including the amount currently accrued.

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

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2025, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at June 30, 2025 for other environmental cleanup matters which represents our best estimate of the liability.

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

Note 17 – Fair value measurements and financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2024 and June 30, 2025:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	input	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Asset (liability)
December 31, 2024:
Current marketable securities	$1.9	$—	$1.9	$—
Noncurrent marketable securities	5.7	2.6	3.1	—
Earn-out liability (See Note 18)	(4.3)	—	—	(4.3)
June 30, 2025:
Current marketable securities	$2.4	$—	$2.4	$—
Noncurrent marketable securities	4.7	2.7	2.0	—
Currency forward contract	3.2	3.2	—	—
Earn-out liability (See Note 18)	(4.6)	—	—	(4.6)

See Note 5 for amounts related to our marketable securities.

Currency forward contract –  In order to manage currency exchange rate risk associated with the maturity in September 2025 of Kronos’ €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025 Kronos entered into a euro currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. The fair value of the currency forward contract is determined using Level 1 inputs based on the currency forward rates quoted by banks or currency dealers. The estimated fair value of the currency forward contract at June 30, 2025 was $3.2 million, which is recognized in accounts and other receivables, net in our Condensed Consolidated Balance Sheet with a corresponding $2.3 and $3.2 million currency transaction gain recognized in our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2025, respectively.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2024		June 30, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$378.6	$378.6	$223.0	$223.0
Long-term debt:
Kronos fixed rate 9.50% Senior Secured Notes due 2029	365.4	403.4	410.7	444.3
Kronos fixed rate 3.75% Senior Secured Notes due 2025	78.3	77.9	87.9	87.8
Kronos revolving credit facility	10.0	10.0	37.0	37.0
LandWell bank note payable	11.4	11.4	11.1	11.1

At June 30, 2025, the estimated market price of Kronos’ 9.50% Senior Secured Notes due 2029 was €1,079 per €1,000 principal amount, and the estimated market price of Kronos’ 3.75% Senior Secured Notes due 2025 was €999 per €1,000 principal amount. The fair values of Kronos’ Senior Secured Notes were based on quoted market prices; however, these quoted market prices represented Level 2 inputs because the markets in which the Senior Secured Notes trade were not active. Due to the variable interest rate, the carrying amount of Kronos’ revolving credit facility is deemed to approximate fair value. The fair value of other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying value. See Note 7. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 8.

Note 18 – Acquisition of Remaining Joint Venture Interest in LPC:

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in LPC previously held by Venator. Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between Kronos and Venator. Kronos acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment and an additional earn-out payment of up to $15 million. Kronos accounted for the acquisition of the interest in LPC as a business combination and, as a result of obtaining full control, LPC became a wholly-owned subsidiary of Kronos. The acquisition was financed through a borrowing of $132.1 million under Kronos’ Global Revolver and the remainder paid with cash on hand.

For financial reporting purposes, the assets acquired and liabilities assumed of LPC have been included in our Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2025 and the results of operations and cash flows of LPC have been included in our Condensed Consolidated Statement of Income and Cash Flows in 2025.

Kronos remeasured its existing ownership interest in LPC to its estimated fair value at the Acquisition Date in accordance with ASC 805-10-25, for a business combination achieved in stages (because Kronos previously had an ownership interest in LPC). As a result of such remeasurement, we recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024. See Note 3 of our Consolidated Financial Statements included in our 2024 Annual Report for additional information. The estimated fair value of the earn-out as of December 31, 2024 and June 30, 2025 is included in other noncurrent liabilities on the Condensed Consolidated Balance Sheets and is the line item captioned earn-out liability in Note 9. Accretion of the earn-out liability was not material in the three or six month periods ended June 30, 2025. There has been no other activity subsequent to the Acquisition Date impacting the fair value of the acquisition earn-out liability.

The following table summarizes the aggregate fair value of the consideration transferred to gain control of LPC, the current estimate for the fair value of Kronos’ existing ownership interest in LPC and the amounts assigned to the identifiable assets acquired and liabilities assumed at the Acquisition Date. The final purchase price allocation indicated below was based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using independent third-party appraiser valuation techniques including income, cost, and market approaches. The total consideration was allocated to the assets acquired and liabilities assumed, with the excess of the consideration over the estimated fair value of the net assets acquired recorded as goodwill. Such final purchase price allocation did not change from the previously-reported preliminary purchase price allocation.

Based on the analysis of the transaction at Acquisition Date, we recognized the following:

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions, including Louisiana Pigment Company, L.P. (“LPC”) into Kronos’ operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs), including as a result of additional or changed tariffs on imported raw materials;
●	Changes in the availability of raw materials (such as ore);

●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential difficulties in upgrading or implementing accounting and manufacturing software systems;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes (including tariffs imposed by the U.S. federal government on imports from Canada, where Kronos has a manufacturing facility);
●	The ability of our subsidiaries to pay us dividends;
●	Uncertainties associated with new product development and the development of new product features;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products) including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as NL’s lead pigment and environmental matters);

●	Our ability to comply with covenants contained in our revolving bank credit facilities;
●	Our ability to complete and comply with the conditions of our licenses and permits;
●	Changes in real estate values and construction costs in Henderson, Nevada; and
●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its productions process) or other actions.

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

Operations Overview

Quarter Ended June 30, 2025 Compared to the Quarter Ended June 30, 2024 –

We reported net income attributable to Valhi stockholders of $.9 million or $.03 per diluted share in the second quarter of 2025 compared to net income attributable to Valhi stockholders of $19.9 million or $.70 per diluted share in the second quarter of 2024. As discussed more fully below, our net income attributable to Valhi stockholders decreased from 2024 to 2025 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment of $10.3 million in 2025 compared to operating income of $40.5 million in 2024; and
●	higher operating income from our Real Estate Management and Development Segment of $18.9 million in 2025 compared to operating income of $9.2 million in 2024, including income from tax increment infrastructure reimbursement of $17.2 million in 2025 and nil in 2024.

Our diluted net income per share in the second quarter of 2025 includes income of $.31 per share related to tax increment infrastructure reimbursement.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024 –

We reported net income attributable to Valhi stockholders of $17.8 million or $.62 per diluted share in the first six months of 2025 compared to net income attributable to Valhi stockholders of $27.7 million or $.97 per diluted share in the first six months of 2024. Our net income attributable to Valhi stockholders decreased from 2024 to 2025 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment of $51.5 million in 2025 compared to operating income of $63.3 million in 2024;
●	higher operating income from our Component Products Segment of $12.2 million in 2025 compared to operating income of $8.8 million in 2024; and
●	higher operating income from our Real Estate Management and Development Segment of $21.9 million in 2025 compared to operating income of $14.2 million in 2024, including income from tax increment infrastructure reimbursement of $17.2 million in 2025 and nil in 2024.

Our diluted net income per share in the first six months of 2025 includes income of $.31 per share related to tax increment infrastructure reimbursement.

Current Forecast for 2025 –

We currently expect consolidated operating income for 2025 to be lower as compared to 2024 primarily due to the net effects of:

●	lower operating income from our Chemicals Segment in 2025 primarily due to the impacts of decreased sales volumes and higher production costs;
●	higher operating income from our Real Estate Management and Development Segment in 2025 due to higher expected infrastructure reimbursements; and

●	higher operating income from our Component Products Segment in 2025 due to higher expected marine components sales in 2025.

We continue to monitor the impact that the economic uncertainty caused by high interest rates, continued inflation concerns, ongoing global trade wars and geopolitical events is having on our results of operations. Future economic uncertainty caused by these or other factors could have a negative impact on the estimates and assumptions utilized in our impairment assessments.

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

	Three months ended June 30,			Six months ended June 30,
	2024	2025	% Change	2024	2025	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales	$500.5	$494.4	(1)%	$979.3	$984.2	1%
Cost of sales	400.7	432.1	8	808.6	815.5	1
Gross margin	$99.8	$62.3	(38)	$170.7	$168.7	(1)
Operating income	$40.5	$10.3	(75)	$63.3	$51.5	(19)

Percent of net sales:
Cost of sales	80%	87%		83%	83%
Gross margin	20	13		17	17
Operating income	8	2		6	5

TiO2 operating statistics:
Sales volumes*	134	132	(1)%	264	268	2%
Production volumes*	137	125	(9)%	258	268	4%
Percent change in TiO2 net sales:
TiO2 sales volumes			(1)%			2%
TiO2 product pricing			(1)			—
TiO2 product mix/other			(1)			(1)
Changes in currency exchange rates			2			—
Total			(1)%			1%

*            Thousands of metric tons

Current Industry Conditions – The first six months of 2025 have seen unprecedented global uncertainty related to U.S. trade policies and geopolitical tensions. Our Chemicals Segment’s customers have been hesitant to build inventories, given these uncertainties, which has prolonged the market downturn and which has impacted our Chemicals Segment’s sales volumes and pricing momentum. Our Chemicals Segment started 2025 with average TiO2 selling prices 2% higher than at the beginning of 2024 but its average TiO2 selling prices declined 4% during the first six months of 2025. Our Chemicals Segment’s average TiO2 selling prices in the first six months of 2025 were comparable to the average selling prices during the first six months of 2024. Our Chemicals Segment had higher overall sales volumes in its European and North American markets somewhat offset by lower sales volumes in its export markets in the first six months of 2025 compared to the first six months of 2024.

Our Chemicals Segment operated its production facilities at 93% of practical capacity utilization in the first half of 2024. In the first half of 2025, our Chemicals Segment’s practical capacity utilization was 87% as it reduced operating rates at certain of its manufacturing facilities.

The following table shows our Chemicals Segment’s capacity utilization rates during 2024 and 2025.

1
	Production Capacity Utilization Rates
	2024	2025
First quarter	87%	93%
Second quarter	99%	81%

Excluding the effect of changes in currency exchange rates, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the second quarter and the first half of 2025 was higher as compared to the same periods in 2024 due to increases in per metric ton production costs (primarily unabsorbed fixed costs due to reduced operating rates in 2025).

Net Sales – Our Chemicals Segment’s net sales in the second quarter of 2025 decreased 1%, or $6.1 million, compared to the second quarter of 2024 primarily due to the effects of a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $7 million), changes in product mix (which decreased net sales by approximately $4 million) and a 1% decrease in sales volumes (which decreased net sales by approximately $3 million). In addition, our Chemicals Segment estimates that changes in currency exchange rates (primarily the euro) increased its net sales by approximately $8 million in the second quarter of 2025 as compared to the second quarter of 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes decreased 1% in the second quarter of 2025 as compared to the second quarter of 2024 primarily due to lower sales volumes in its export markets somewhat offset by higher sales volumes in its North American market.

Our Chemicals Segment’s net sales in the first six months of 2025 increased 1%, or $4.9 million, compared to the first six months of 2024 primarily due to the net effects of a 2% increase in sales volumes (which increased net sales by approximately $21 million), and changes in product mix (which decreased net sales by approximately $14 million). In addition, our Chemicals Segment  estimates that changes in currency exchange rates (primarily the euro) decreased its net sales by approximately $3 million in the first six months of 2025 as compared to the first six months of 2024.

Our Chemicals Segment’s sales volumes increased 2% in the first six months of 2025 as compared to the same period in 2024 due to higher overall sales volumes in its North American and European markets somewhat offset by lower sales volumes in its export markets.

Cost of Sales and Gross Margin – Our Chemicals Segment’s cost of sales increased by $31.4 million, or 8%, in the second quarter of 2025 compared to the second quarter of 2024 due to the net effects of unfavorable fixed cost absorption due to reduced operating rates at certain of our Chemicals Segment’s manufacturing facilities, higher cost inventory produced in the first quarter and included in cost of sales in the second quarter and currency fluctuations (primarily the euro). Our Chemicals Segment’s unabsorbed fixed production costs related to decreased production volumes in the second quarter of 2025 were approximately $20 million. Cost of sales in the second quarter of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of our Chemicals Segment’s sulfate process line in Canada.

Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 87% in the second quarter of 2025 compared to 80% in the same period of 2024 primarily due to the unfavorable fixed cost absorption, higher production costs and currency fluctuations, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales decreased to 13% in the second quarter of 2025 compared to 20% in the second quarter of 2024. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to lower production volumes resulting in unfavorable fixed cost absorption.

Our Chemicals Segment’s cost of sales increased by $6.9 million, or 1%, in the first six months of 2025 compared to the first six months of 2024 due to the effects of approximately $18 million in additional unabsorbed fixed production costs recognized as a result of operating our Chemicals Segment’s production facilities at reduced rates and a 2% increase in TiO2 sales volumes somewhat offset by lower production costs (primarily raw materials). Cost of sales in the first six months of 2024 includes a charge of approximately $2 million related to workforce reductions and approximately $10 million in non-cash charges primarily related to accelerated depreciation in connection with the closure of our Chemicals Segment’s sulfate process line in Canada.

Our Chemicals Segment’s cost of sales as a percentage of net sales of 83% in the first six months of 2025 was comparable to the same period of 2024 primarily due to the unfavorable fixed cost absorption somewhat offset by lower production costs noted above.

Our Chemicals Segment’s gross margin as a percentage of net sales of 17% in the first six months of 2025 was comparable to the first six months of 2024.

Operating Income – Our Chemicals Segment’s operating income decreased by $30.2 million to $10.3 million in the second quarter of 2025 compared to operating income of $40.5 million in the second quarter of 2024 as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $14 million in the second quarter of 2025 as compared to the same period in 2024, as discussed in the effects of currency exchange rates section below.

Our Chemicals Segment’s operating income decreased by $11.8 million to $51.5 million in the first six months of 2025 compared to operating income of $63.3 million in the first six months of 2024 as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates increased our Chemicals Segment’s operating income by approximately $9 million in the first half of 2025 as compared to the same period in 2024, as further discussed below.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.0 million and $1.1 million in the first six months of 2025 and 2024, respectively, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of our Chemicals Segment’s sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our Chemicals Segment’s sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently our Chemicals Segment’s non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all our Chemicals Segment’s production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of our Chemicals Segment’s non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our Chemicals Segment’s non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency, (ii) changes in currency exchange rates during time periods when our Chemicals Segment’s non-U.S. operations are holding non-local currency (primarily U.S. dollars), and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time. We periodically use currency forward contracts to manage a portion of our currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts we hold from time to time serves in part to mitigate the currency transaction gains or losses we would recognize from the first two items described above.

Fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s sales and operating income for the periods indicated.

Impact of changes in currency exchange rates
Three months ended June 30, 2025 vs June 30, 2024
				Translation
				gains -	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$—	$—	$—	$8	$8
Operating income	(4)	9	13	1	14

The $8 million increase in our Chemicals Segment’s net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into more U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and weakening of the U.S. dollar relative to the Norwegian krone in 2025 did not have a significant effect on our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $14 million increase in our Chemicals Segment’s operating income was comprised of the following:

●	Lower net currency transaction losses of approximately $13 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations. As discussed in Note 17 to our Condensed Consolidated Financial Statements, in order to manage currency exchange rate risk associated with the maturity in September 2025 of Kronos’ €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025, our Chemicals Segment entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. We recognized a $2.3 million currency transaction gain in our Condensed Consolidated Statement of Income for the three months ended June 30, 2025, and
●	There was minimal impact from the effect of the rate changes on translation gains and losses.

Impact of changes in currency exchange rates
Six months ended June 30, 2025 vs June 30, 2024
				Translation
				gains/(losses) -	Total currency
	Transaction gains recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(3)	$(3)
Operating income	2	5	3	6	9

The $3 million decrease in our Chemicals Segment’s net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into fewer U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2025 did not have a significant effect on the reported amount of our Chemicals Segment’s net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $9 million increase in our Chemicals Segment’s operating income was comprised of the following:

●	Higher net currency transaction gains of approximately $3 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations. As discussed in Note 17 to our Condensed Consolidated Financial Statements, in order to manage currency exchange rate risk associated with the maturity in September 2025 of Kronos’ €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025, our Chemicals Segment entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract matures in September 2025. We recognized a $3.2 million currency transaction gain in our Condensed Consolidated Statement of Income for the six months ended June 30, 2025, and
●	Approximately $6 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2025 as compared to 2024 which was partially offset by the effect of the strengthening of the U.S. dollar relative to the euro which caused net translation losses as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects on euro-denominated operating costs being translated into fewer U.S. dollars in 2025 as compared to 2024.

Outlook – Overall our Chemicals Segment’s customer demand decreased in the second quarter of 2025 in all major markets. The momentum our Chemicals Segment saw at the beginning of the year began to slow toward the second half of the first quarter of 2025 and persisted through the second quarter 2025 as customers continue to be cautious as a result of high interest rates and continued inflation concerns largely driven by ongoing global tariff and trade tensions. Our Chemicals Segment expects demand to remain challenging until the uncertainty around tariffs is resolved and it remains unclear how much impact the economic uncertainty caused by global tariff and trade tensions will have on demand for the remainder of 2025. Our Chemicals Segment believes customer inventory levels remain low; however, customers continue to be hesitant to build inventory and our Chemicals Segment continues to receive orders on shorter notice than previously experienced. As previously disclosed, in the first quarter of 2025 our Chemicals Segment implemented tariff mitigation strategies, including building and prepositioning inventory from its Canadian facility in the U.S. which resulted in increased shipping and warehousing costs and increased finished goods inventory in the U.S. As a result of weaker than expected demand in the second quarter of 2025, U.S. inventory balances remain elevated. Our Chemicals Segment reduced its facility operating rates in the second quarter in response to the lower demand levels and our Chemicals Segment plans to operate its facilities in line with the current demand environment over the remainder of the year as it sells down elevated inventory balances.

Our Chemicals Segment’s TiO2 selling prices have remained relatively stable throughout the first half of 2025; however, lower demand, favorable TiO2 availability and minimal order lead times in the marketplace have pressured prices downward. Our Chemicals Segment remains focused on cost reduction initiatives designed to improve its long-term cost structure including ongoing process improvement initiatives. Our Chemicals Segment’s raw material, energy, and other input costs continue to trend lower, and our Chemicals Segment expects this moderation to continue in the second half of 2025. Our Chemicals Segment expects these cost improvements to be reflected in operating results in the third and fourth quarters of 2025 as the lower cost inventory produced works its way through cost of sales. However, due to the weaker than expected demand, increasing pricing pressures, and lower fixed cost absorption as a result of reduced operating rates, our Chemicals Segment expects to report lower operating results for the full year of 2025 as compared to 2024.

As noted above, our Chemicals Segment acquired full control of LPC in July 2024. Our Chemicals Segment believes this acquisition adds value to its customers and enables our Chemicals Segment to better serve the North American marketplace by expanding its product offerings and increasing sales to new and existing customers while realizing significant synergies, including commercial, overhead, and supply chain optimization. Our Chemicals Segment is in the process of fully integrating the additional LPC production capacity and expects the acquisition to positively impact its earnings. However, soft demand, competitive pressures and additional debt service costs from increased borrowings will limit this impact in the near term. Our Chemicals Segment is investing in technological and manufacturing improvements to the LPC facility which are expected to improve the flexibility, quality and cost effectiveness of the facility over the long term.

In July 2025, our Chemicals Segment increased the maximum borrowings under its credit facility from $300 million to $350 million to provide additional liquidity for general corporate purposes and to support near-term debt maturities, including the €75 million 3.75% Senior Secured Notes due in September 2025. Our Chemicals Segment expects its cash on hand to improve as it reduces inventory levels over the next several quarters. With increased borrowing availability under our Chemicals Segment’s revolving credit facility and cash on hand, our Chemicals Segment believes it is well-positioned to finance its working capital needs and to fully integrate the acquired LPC production capacity.

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

Our Component Products Segment’s operating income in the second quarter of 2025 was $6.3 million compared to $5.1 million in the second quarter of 2024. Operating income for the first six months of 2025 was $12.2 million compared to $8.8 million in the first six months of 2024. Our Component Products Segment’s operating income increased in the second quarter and for the first six months of 2025 due to higher sales and gross margin at each of the security products and marine components reporting units.

	Three months ended June 30,			Six months ended June 30,
	2024	2025	% Change	2024	2025	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales:
Security products	$28.2	$30.7	9%	$58.1	$60.9	5%
Marine components	7.7	9.6	26	15.8	19.7	25
Total net sales	35.9	40.3	12	73.9	80.6	9
Cost of sales	24.8	27.4	11	53.1	55.5	5
Gross margin	$11.1	$12.9	15	$20.8	$25.1	20
Operating income	$5.1	$6.3	24	$8.8	$12.2	39

Percent of net sales:
Cost of sales	69%	68%		72%	69%
Gross margin	31	32		28	31
Operating income	14	16		12	15

Net Sales – Our Component Products Segment’s net sales increased $4.4 million and $6.7 million in the second quarter and for the first six months of 2025, respectively, compared to the same periods in 2024 due to higher security products sales to the government security market and higher marine component sales to the government and towboat markets. Relative to prior year, the increase in second quarter security products sales was primarily due to $3.3 million higher sales to the government security market and $.5 million higher sales to the healthcare market, partially offset by $.9 million lower sales to the transportation market, $.3 million lower sales to the tool storage market and $.2 million lower sales to distributors. Relative to 2024, the increase in security products sales for the first six months of 2025 was primarily due to $4.9 million higher sales to the government security market and $.8 million higher sales to the healthcare market, partially offset by $1.5 million lower sales to the transportation market, $.6 million lower sales to the tool storage market and $.4 million lower sales to distributors. Relative to prior year, the increase in second quarter marine component sales was primarily due to $1.3 million higher sales to the government market and $.6 million higher sales to the towboat market. Relative to 2024, the increase in marine component sales for the first six months of 2025 was primarily due to $2.5 million higher sales to the government market and $2.4 million higher sales to the towboat market, partially offset by $.7 million lower sales to the center console market.

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales improved 1% in the second quarter of 2025 compared to the same period in 2024. As a result, gross margin as a percentage of sales increased over the same period. Gross margin percentage increased in the second quarter of 2025 compared to the same period in 2024 primarily due to higher marine components gross margin percentage partially offset by lower security products gross margin percentage. Marine components’ gross margin percentage increased in the second quarter of 2025 compared to the same period in 2024 primarily due to increased coverage of fixed costs as a result of higher sales and to a lesser extent a more favorable customer and product mix. Security products’ gross margin as a percentage of net sales for the second quarter of 2025 decreased slightly as compared to the same period in 2024 primarily due to higher employee related costs including salaries, benefits and medical expense partially offset by increased coverage of fixed costs and operating costs and expenses as a result of higher sales.

Our Component Products Segment’s cost of sales as a percentage of net sales improved 3% for the first six months of 2025 compared to the same period in 2024. As a result, gross margin as a percentage of sales increased over the same period. The increase in gross margin percentage for the six-month comparative period is primarily due to higher gross margin percentage at the marine components reporting unit primarily due to increased coverage of fixed costs as a result of higher sales and to a lesser extent a more favorable customer and product mix, primarily in the first quarter.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income for the second quarter and the first six months of 2025 increased compared to the same periods of 2024 and was primarily impacted by the factors affecting sales, cost of sales and gross margin discussed above.

Outlook – Our Component Products Segment’s sales for the first half of 2025 reflect continued robust demand across both of its reporting units, surpassing the first half of 2024 sales. Marine components sales and operating income for the first six months of 2025 exceeded prior year on the strength of improved demand to the government market as well as increased sales to the towboat market primarily in the first quarter of 2025 related to a one-time stocking event for a towboat OEM customer. Security products sales improved from prior year predominantly due to increased sales to the government security market and to a lesser extent increased sales to the healthcare market. The raw material price increases our Component Products Segment began experiencing in the third quarter of 2024 have continued through the first half of 2025, and it is starting to see some surcharges related to tariffs on certain components, primarily electronic components from Asia.

Our Component Products Segment expects security products net sales in 2025 to improve over 2024 primarily due to continued higher sales to the government security and healthcare markets; however, our Component Products Segment expects these increases will be offset somewhat by certain other markets that continue to be challenging including transportation and distribution. Security products gross margin and operating income percentages will be challenged during the last half of 2025 primarily due to higher cost inventory it began producing late in the second quarter due to higher raw material costs and tariff related surcharges on certain raw materials, primarily electronic components, which our Component Products Segment expects to continue in the second half of 2025. As a result, our Component Products Segment expects gross margin and operating income margin at the security products reporting unit to be in-line with prior year. Our Component Products Segment expects marine components net sales to increase in 2025 predominantly due to higher expected sales to the government market as well as higher expected sales to the industrial market in the second half of the year. Overall, our Component Products Segment expects the marine components reporting unit to have improved gross margin and operating income percentages in 2025 compared to 2024 due to increased coverage of fixed costs on higher expected sales volumes.

Our Component Products Segment manufactures substantially all of its products in the U.S. and sources a substantial majority of its raw materials from U.S. suppliers. Our Component Products Segment also sources certain components, primarily electronic components from Asia, including China. Early in the first quarter of 2025, in anticipation of the U.S. federal government tariffs announcements, our Component Products Segment increased purchases of certain electronic components and other components to mitigate the potential near-term impact of tariffs. As noted above, late in the second quarter our Component Products Segment began incurring tariff related surcharges on certain raw materials, primarily electronic components. Our Component Products Segment is working to increase selling prices to its customers to recoup these increased raw material costs, although the extent to which our Component Products Segment can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, the length of time tariffs are in effect, and the ability of its customers to substitute alternative products. Our Component Products Segment will continue to monitor current and anticipated near-term customer demand levels to ensure its production capabilities and inventories are aligned accordingly.

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

Real Estate Management and Development  –

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2025	2024	2025

	(In millions)
Net sales:
Land sales	$23.2	$5.7	$36.9	$14.2
Utility and other	.1	—	.2	—
Total net sales	23.3	5.7	37.1	14.2
Cost of sales	12.9	2.8	21.0	7.4
Gross margin	$10.4	$2.9	$16.1	$6.8
Operating income	$9.2	$18.9	$14.2	$21.9

General – Our Real Estate Management and Development Segment consists of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is actively engaged in developing certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes.

LandWell began marketing land for sale in the residential/planned community in December 2013 and at June 30, 2025 approximately 20 saleable acres remain. In addition, outside of the community LandWell has been actively marketing and selling land zoned for commercial and light industrial use and at June 30, 2025 approximately 15 saleable acres remain. Contracts for land sales are negotiated on an individual basis, and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract or land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In most instances buyers can cancel an escrow agreement with no financial penalties until shortly before the closing date. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Substantially all of the land in the residential/planned community has been sold; however, we expect the development work to take two to three years to complete.

Net Sales and Operating Income  – Substantially all of the net sales from our Real Estate Management and Development Segment in the second quarter and the first six months of 2025 and 2024 were from land sales. We recognized $5.7 million in revenues on land sales during the second quarter of 2025 compared to $23.2 million in the second quarter of 2024 and $14.2 million in the first six months of 2025 compared to $36.9 million in the same prior year period. All of the land sales revenues recognized in 2025 and 2024 are related to land sold in prior years. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods, and all of the land sales revenue we recognized in 2025 and 2024 was under this method of revenue recognition. Land sales revenue in the second quarter and the first six months of 2025 decreased compared to the same prior year periods due to the decreased pace of development activity for previously sold parcels within the residential/planned community, primarily due to delays in receiving city permits and delays in environmental related approvals. The pace of development activities is dictated by a number of factors such as city permit and design approval, approval from the Nevada Department of Environmental Protection, and labor and materials availability. Cost of sales related to land sales revenues was $2.7 million and $7.3 million in the second quarter and the first six months of 2025, respectively, compared to $12.8 million and $20.8 million in the second quarter and the first six months of 2024, respectively. In addition we recognized income of $17.2 million related to tax increment infrastructure reimbursement in the second quarter of 2025.

Outlook – LandWell is focused on developing the land it manages for the residential/planned community in Henderson with sales primarily to residential builders. At June 30, 2025, substantially all of the land in the residential/planned community had been sold with approximately 20 saleable acres remaining. A contract for the remaining 20 acres is currently in escrow with a home builder, and the sale is scheduled to close by the end of 2025. There are also 15 saleable acres zoned for light industrial and commercial use adjacent to the 2,100 acre residential/planned community which are also currently in escrow as two separate transactions and are scheduled to close in the third and fourth quarters of 2025, respectively. At June 30, 2025 we have deferred revenue of $30.4 million related to post-closing obligations on land sales closed prior to 2024. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, although we have already received substantially all the cash proceeds related to these sales. We currently expect to take one to two years to complete our post-closing obligations. Any delays or curtailments in infrastructure development related to post-closing obligation activities will delay the amount of revenue we recognize on previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large infrastructure projects. LandWell began construction on several of these community-wide large projects in late 2021 with the construction expected to continue for the next two to three years. We expect these land development costs in 2025 to be comparable to 2024 due to the timing of planned infrastructure projects and the availability of certain construction materials. Because these large projects relate to the entirety of the residential/planned community, the costs associated with these large projects are not part of the cost-based inputs used to recognize revenue, and therefore, this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement under our Owner Participation Agreement (“OPA”) with the City of Henderson, and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City for approval of additional OPA note receivables. The maximum reimbursement under the OPA is $209 million. We have collected $39.3 million to date and expect to reach the maximum over the next 7 to 10 years.

General Corporate and Other Items – 2025 Compared to 2024

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock. As discussed in the 2024 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or losses. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized no gain in the second quarter of 2025 compared to a gain of $.1 million in the second quarter of 2024 and a loss of $1.7 million in the first six months of 2025 compared to a gain of $.6 million in the first six months of 2024 in our Condensed Consolidated Statements of Income, which represents the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Income and Other – Interest income and other decreased $1.8 million in the second quarter and $3.2 million in the first six months of 2025 compared to the same periods of 2024 primarily due to lower average interest rates and decreased cash balances. See Note 12 to our Condensed Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses were 11% lower in the second quarter of 2025 compared to the same period in 2024 primarily due to lower litigation fees and related costs and lower environmental remediation and related costs. Corporate expenses were 5% lower in the first six months of 2025 compared to the same period in 2024 primarily due to lower litigation fees and related costs. Included in corporate expense are:

●	litigation fees and related costs at NL of $.7 million in the second quarter of 2025 compared to $1.3 million in the second quarter of 2024 and $1.2 million in the first six months of 2025 compared to $2.0 million in the first six months of 2024; and
●	environmental remediation and related costs of $1.2 million in the second quarter of 2025 compared to $1.5 million in the second quarter of 2024 and $2.2 million in the first six months of 2025 compared to $1.7 million in the first six months of 2024.

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

Interest Expense – Interest expense increased $1.9 million in the second quarter of 2025 compared to the same period in 2024 primarily due to higher overall debt levels. Interest expense increased $3.8 million in the first six months of 2025 compared to the same period in 2024 primarily due to higher overall debt levels and higher average interest rates as a result of Kronos debt transactions entered into in 2024. Interest expense in the first six months of 2024 includes a charge of $1.5 million for the write-off of deferred financing costs. The details of the debt transactions are discussed in Note 9 to our Consolidated Financial Statements in our 2024 Annual Report. See Note 7 to our Condensed Consolidated Financial Statements.

We expect interest expense will be higher in 2025 as compared to 2024 primarily due to the higher debt balances as a result of the third quarter acquisition of LPC and higher interest rates on Kronos’ new debt issued in 2024.

Income Tax Expense – We recognized income tax expense of $8.0 million in the second quarter of 2025 compared to $7.9 million in the second quarter of 2024 and income tax expense of $16.0 million in the first six months of 2025 compared to $12.3 million in the first six months of 2024. The increase in the second quarter and first six months of 2025 is primarily due to the jurisdictional mix of such earnings, partially offset by the year-to-date increase to the valuation allowance against our Belgian net deferred tax asset. During interim periods, our effective tax rate may not necessarily correspond to the current period income (loss) before taxes due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections of pre-tax income (loss).

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2024, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $49.6 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $153.6 million. During the first six months of 2025, we recognized a non-cash deferred income tax benefit with respect to our direct investment in Kronos of $2.2 million for the decrease in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, this decrease related to our equity in Kronos’ net income during the period. We recognized a similar deferred income tax benefit of $.6 million in the first six months of 2024. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

See Note 13 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries decreased in the first six months of 2025 compared to the same period in 2024 primarily due to decreased operating income at Kronos. See Note 14 to our Condensed Consolidated Financial Statements.

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

Cash used in operating activities was $134.2 million in the first six months of 2025 compared to cash used in operating activities of $15.3 million in the first six months of 2024. This $118.9 million increase in cash used in operating activities in the first six months of 2025 includes:

●	higher cash paid for environmental remediation and related costs in 2025 of $56.6 million primarily due to the payment of a settlement for an environmental remediation site (see Note 16 to our Condensed Consolidated Financial Statements);
●	higher net cash paid for income taxes in 2025 of $15.0 million primarily due to relative timing of payments;
●	higher cash paid for interest in 2025 of $13.4 million primarily due to increased debt levels and higher average interest rates relative to the comparable period in 2024 and the timing of interest payments;
●	lower net distributions from our TiO2 manufacturing joint venture in 2025 of $9.8 million as the result of obtaining control of LPC in July 2024;
●	higher amount of net cash used in 2025 of $1.5 million associated with relative changes in our receivables, inventories, land held for investment, payables and accrued liabilities; and
●	consolidated operating income of $85.6 million in the first six months of 2025, a decrease of $.7 million compared to operating income of $86.3 million in the first six months of 2024.

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

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) remained the same from December 31, 2024 to June 30, 2025 primarily due to the consistency in the timing of collections.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2024 to June 30, 2025 primarily due to higher cost of sales, including higher unabsorbed fixed costs, despite an increase in finished goods quantities.
●	CompX’s average DSO increased from December 31, 2024 to June 30, 2025 primarily as a result of a seasonal increase in sales during the second quarter as compared to the fourth quarter and the timing of sales and collections relative to the end of the quarter.
●	CompX’s average DSI increased from December 31, 2024 to June 30, 2025 primarily due to increased inventory as a result of higher raw material and production costs and to meet expected customer demand at both security products and marine components reporting units.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	June 30,	December 31,	June 30,
	2023	2024	2024	2025
Kronos:
Days sales outstanding	66 days	66 days	62 days	62 days
Days sales in inventory	65 days	47 days	82 days	75 days
CompX:
Days sales outstanding	36 days	39 days	33 days	38 days
Days sales in inventory	95 days	101 days	94 days	109 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Six months ended
	June 30,
	2024	2025

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$(5.1)	$(81.7)
Valhi exclusive of subsidiaries	36.8	16.5
CompX	11.5	4.6
NL exclusive of subsidiaries	17.0	(38.5)
Tremont exclusive of subsidiaries	(.1)	4.6
BMI	2.2	2.7
LandWell	(7.8)	(1.0)
Eliminations and other	(69.8)	(41.4)
Total	$(15.3)	$(134.2)

Investing Activities –

During the six months ended June 30, 2025, we spent $25.4 million in capital expenditures including $23.2 million in our Chemicals Segment and $2.2 million in our Component Products Segment.

Financing Activities –

During the six months ended June 30, 2025,

●	Kronos had net borrowings of $25.4 million on its revolving credit facility;
●	we repaid $11.5 million under the Contran credit facility; and
●	we paid aggregate quarterly dividends to Valhi stockholders of $.16 per share ($4.5 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first six months of 2025 are comprised of CompX dividends paid to shareholders other than NL, Kronos dividends paid to shareholders other than us and NL, and LandWell dividends paid to partners other than us and BMI.

Outstanding Debt Obligations

At June 30, 2025, our consolidated indebtedness was comprised of:

●	Valhi’s $33.1 million outstanding on its $150 million credit facility with Contran which is due no earlier than December 31, 2026;
●	€351.174 million aggregate outstanding on Kronos’ 9.50% Senior Secured Notes due March 2029 ($410.7 million carrying amount, net of unamortized premium and unamortized debt issuance costs);
●	€75 million aggregate outstanding on Kronos’ 3.75% Senior Secured Notes due September 2025 ($87.9 million carrying amount);
●	$53.7 million outstanding on Kronos’ subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”);
●	$37.0 million outstanding on Kronos’ revolving credit facility (the “Global Revolver”); and

●	$11.1 million on LandWell’s bank loan due April 2036.

Effective July 17, 2025, Kronos completed an amendment to its Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from $300 million to $350 million and increased the Belgian and German sub-limits from €30 million and €60 million to €55 million and €85 million, respectively, allowing greater access to Euro denominated borrowings. The maturity date of the Global Revolver remains July 2029.

The Contran Term loan is subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 in our 2024 Annual Report. We are in compliance with all of our debt covenants at June 30, 2025. We believe we will be able to continue to comply with the financial covenants contained in our debt obligations through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending June 30, 2026) and long-term obligations (defined as the five-year period ending June 30, 2030). Kronos’ Global Revolver matures in July 2029, and at June 30, 2025 Kronos had total availability for borrowing of approximately $300 million less any amounts outstanding. The borrowing base is calculated at least quarterly, and the amount available for borrowing may change based on applicable period end balances. See Note 7 to our Condensed Consolidated Financial Statements. Effective July 17, 2025, Kronos increased the maximum borrowings under the Global Revolver from $300 million to $350 million to provide additional liquidity for general corporate purposes and to support near-term debt maturities, including Kronos’ €75 million 3.75% Senior Secured Notes due September 2025. If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2025, we had an aggregate of $230.1 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $23.4 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$27.7	$23.4
CompX	56.2	—
NL exclusive of its subsidiaries	76.3	—
BMI	12.4	—
Tremont exclusive of its subsidiaries	11.7	—
LandWell	45.8	—
Valhi exclusive of its subsidiaries	—	—
Total cash and cash equivalents, restricted cash and marketable securities	$230.1	$23.4

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2025 will be approximately $48 million as follows:

●	$45 million by our Chemicals Segment; and
●	$3 million by our Component Products Segment.

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

At June 30, 2025, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. At June 30, 2025, approximately 1.0 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At June 30, 2025, approximately .5 million shares were available for repurchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. In February 2025 the Kronos board of directors approved a quarterly dividend of $.05 per share. If Kronos were to pay its $.05 per share dividend in each quarter of 2025 based on the 58.0 million shares we held of Kronos common stock at June 30, 2025, during 2025 we would receive aggregate regular dividends from Kronos of $11.6 million. In February 2025 the NL board of directors approved a quarterly dividend of $.09 per share. If NL were to pay its $.09 per share dividend in each quarter of 2025 based on the 40.4 million shares we held of NL common stock at June 30, 2025, during 2025 we would receive aggregate quarterly dividends from NL of $14.5 million. In August 2025 the NL board of directors declared a special dividend of $.21 per share on its common stock. The special dividend is payable on August 28, 2025 to stockholders of record at the close of business on August 18, 2025. We will receive $8.5 million from this dividend, which is not expected to be recurring. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $6.7 million in 2025. We do not know if we will receive additional dividends from BMI and LandWell during 2025. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at June 30, 2025.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The

facility, as amended, is due on demand, but in any event no earlier than December 31, 2026. We had gross borrowings of $6.0 million and gross repayments of $6.4 million during the first six months of 2025, and $8.9 million was outstanding at June 30, 2025. We could borrow $16.1 million under our current intercompany facility with CompX at June 30, 2025. CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

Recent Accounting Pronouncements

See Note 19 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report. There have been no changes in our critical accounting policies during the first six months of 2025.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In addition to the matter discussed below, refer to Note 16 to our Condensed Consolidated Financial Statements and our 2024 Annual Report for descriptions of certain legal proceedings.

Philip Palmeri v. NL Industries, Inc.  In May 2025, the case was dismissed.

ITEM 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report.

ITEM 6. Exhibits.

ITEM No.	Exhibit Index

10.1

Fourth Amendment to Credit Agreement dated July 17, 2025 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto –  incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 17, 2025 and filed by Kronos Worldwide, Inc. (File No. 1-31763) on July 17, 2025.

31.1	Certification

31.2	Certification

32.1	Certification

101.INS	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC.
(Registrant)

Date:	August 7, 2025	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	August 7, 2025	/s/ Patty S. Brinda
Patty S. Brinda (Vice President and Controller)