Form 10-K
period 2025-12-31
VALHI INC /DE/
filed 2026-03-10
CIK 59255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the 2.4 million shares of voting common stock held by nonaffiliates of Valhi, Inc. as of June 30, 2025 (the last business day of the Registrant’s most recently-completed second fiscal quarter) approximated $39.4 million.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on March 2, 2026: 28,302,293.

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

Brief History

LLC Corporation, our legal predecessor, was incorporated in Delaware in 1932. We are the successor company of the 1987 merger of LLC Corporation and another entity controlled by Contran Corporation. One of Contran’s wholly-owned subsidiaries held approximately 91% of Valhi’s outstanding common stock at December 31, 2025. As discussed in Note 1 to our Consolidated Financial Statements, Lisa K. Simmons and a trust established for the benefit of Ms. Simmons and her late sister and their children (the “Family Trust”) may be deemed to control Contran and us.

Key events in our history include:

●	1979 – Contran acquires control of LLC;
●	1981 – Contran acquires control of our other predecessor company;
●	1982 – Contran acquires control of Keystone Consolidated Industries, Inc., a predecessor to CompX;
●	1984 – Keystone spins-off an entity that includes what is to become CompX; this entity subsequently merges with LLC;
●	1986 – Contran acquires control of NL, which at the time owns 100% of Kronos;
●	1987 – LLC and another Contran controlled company merge to form Valhi, our current corporate structure;
●	2003 – NL completes the spin-off of Kronos through the pro-rata distribution of Kronos shares to its shareholders including us;
●	2004 through 2005 – NL distributes Kronos shares to its shareholders, including us, through quarterly dividends;
●	2010 – Kronos completes a secondary offering of its common stock lowering our ownership of Kronos to 80%;
●	2012 – In December CompX completes the sale of its furniture components business;
●	2013 – In December we purchased an additional ownership interest in and became the majority owner of Basic Management, Inc. (“BMI”) and The LandWell Company (“LandWell”);
●	2015 – The first homes in our Cadence planned community were completed by third-party builders and sold to the public;
●	2020 – In December LandWell completed the first bulk sale of land within the Cadence planned community;
●	2022 – In July Basic Water Company (“BWC”) ceased water delivery due to a decline in water levels at Lake Mead in Nevada and in September BWC filed for bankruptcy protection;
●	2023 – In November, upon the Bankruptcy Court’s approval of BWC’s plan of reorganization, BWC sold substantially all of its assets. In December BMI sold Basic Power Company (“BPC”);
●	2024 – In July, Kronos acquired the remaining 50% joint venture interest in Louisiana Pigment Company, L.P. (“LPC”) previously held by Venator Investments, Ltd. (“Venator”); and

●	2025 – In October, LandWell completed the sale of the last parcel within the Cadence planned community.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Annual Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Annual Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions into Kronos’ operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ titanium dioxide (“TiO2”) operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs) or the implementation of tariffs on imported raw materials;
●	Changes in the availability of raw materials (such as ore);
●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure (including manufacturing and accounting systems) that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential consolidation of our competitors;

●	Potential consolidation of our customers;
●	Our ability to retain key customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes;
●	The ability of our subsidiaries to pay us dividends;
●	Uncertainties associated with new product development and the development of new product features;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NL, with respect to asserted health concerns associated with the use of such products) including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as NL’s lead pigment and environmental matters);
●	Our ability to comply with covenants contained in our revolving bank credit facilities;
●	Our ability to complete and comply with the conditions of our licenses and permits;
●	Changes in construction costs in Henderson, Nevada; and
●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its productions process) or other actions.

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

Segments

We currently have three consolidated reportable operating segments at December 31, 2025:

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

CHEMICALS SEGMENT – KRONOS WORLDWIDE, INC.

Business Overview

Our majority-controlled subsidiary, Kronos, is a leading global producer and marketer of value-added titanium dioxide pigments, or TiO2, a base industrial product used in a wide range of applications. Kronos, along with its distributors and agents, sells and provides technical services for its products to approximately 3,000 customers in 100 countries with the majority of sales in Europe, North America and the Asia Pacific region. We believe Kronos has developed considerable expertise and efficiency in the manufacture, sale, shipment and service of its products in domestic and international markets. Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in LPC held by Venator for consideration of $185 million less a working capital adjustment. Prior to the acquisition, Kronos held a 50% joint venture interest in LPC through a wholly-owned subsidiary. LPC was operated as a manufacturing joint venture between Kronos and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. In 2025, Kronos merged LPC into Kronos’ wholly-owned subsidiary Kronos Louisiana, Inc. (the combined company is referred to as “Kronos Louisiana”). See Note 3 to our Consolidated Financial Statements.

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

TiO2 is the largest commercially used whitening pigment because it has a high refractive index, giving it more hiding power than any other commercially produced white pigment. In addition, TiO2 has excellent resistance to interaction with other chemicals, good thermal stability and resistance to ultraviolet degradation. Although there are other white pigments on the market, we believe there are no effective substitutes for TiO2 because no other white pigment has the physical properties for achieving comparable opacity and brightness or can be incorporated in as cost-effective a manner. Pigment extenders such as kaolin clays, calcium carbonate and polymeric opacifiers are used together with TiO2 in a number of end-use markets. However, these products are not able to duplicate the opacity performance characteristics of TiO2 and we believe these products are unlikely to have a significant impact on the use of TiO2.

TiO2 is considered a “quality-of-life” product. Demand for TiO2 has generally been driven by worldwide gross domestic product and has generally increased with rising standards of living in various regions of the world. According to industry estimates, TiO2 consumption has grown at a compound annual growth rate of approximately 2-3% since 2000. Per capita consumption of TiO2 in Western Europe and North America far exceeds that in other areas of the world, and these regions are expected to continue to be the largest consumers of TiO2 on a per capita basis for the foreseeable future. We believe Western Europe and North America account for approximately 14% and 15% of global TiO2 consumption, respectively. Markets for TiO2 are generally increasing in China, the Asia Pacific region, South America and Eastern Europe and we believe these are significant markets which will continue to grow as economies in these regions develop and quality-of-life products, including TiO2, experience greater demand.

Products and end-use markets

Including its predecessors, Kronos has produced and marketed TiO2 in North America and Europe, its primary markets, for over 100 years. We believe Kronos is the largest TiO2 producer and chloride process TiO2 producer in Europe with 45% of its 2025 sales volumes attributable to markets in Europe. The table below shows Kronos’ estimated market share for its significant markets, Europe and North America, for the last three years.

	2023	2024	2025
Europe	12%	14%	15%
North America	16%	17%	19%

We believe Kronos is the leading seller of TiO2 in several countries, including Germany. Overall, Kronos is one of the top four producers of TiO2 in the world.

Kronos offers its customers a broad portfolio of products that include over 30 different TiO2 pigment grades under the KRONOS® trademark, which provide a variety of performance properties to meet customers’ specific requirements. Kronos’ major customers include domestic and international paint, plastics, decorative laminate and paper manufacturers. Kronos ships TiO2 to its customers in either a dry or slurry form via rail, truck and/or ocean carrier. Sales of Kronos’ core TiO2 pigments represented approximately 90% of our Chemicals Segment’s net sales in 2025. Kronos and its agents and distributors primarily sell its products in three major end-use markets: coatings, plastics and paper as well as into the market for white packaging inks.

The following tables show Kronos’ approximate TiO2 sales volume by geographic region and end-use for the year ended December 31, 2025:

Sales volume percentages by geographic region		Sales volume percentages by end-use
Europe	45%	Coatings	59%
North America	40%	Plastics	30%
Asia Pacific	8%	Paper	8%
Rest of World	7%	Other	3%

Some of the principal applications for Kronos’ products include the following:

TiO2 for coatings – Kronos’ TiO2 is used to provide opacity, durability, tinting strength and brightness in industrial coatings, as well as coatings for commercial and residential interiors and exteriors, automobiles, aircraft, machines, appliances, traffic paint and other special purpose coatings. The amount of TiO2 used in coatings varies widely depending on the opacity, color and quality desired. In general, the higher the opacity requirement and the quality of the coating, the greater the TiO2 content.

TiO2 for plastics – Kronos produces TiO2 pigments that improve the optical and physical properties of plastics, including whiteness and opacity. TiO2 is used to provide opacity to items such as containers and packaging materials, and vinyl products such as windows, door profiles and siding. TiO2 also generally provides hiding power, neutral undertone, brightness and surface durability for housewares, appliances, toys, computer cases and food packages. TiO2’s high brightness along with its opacity, is used in some engineering plastics to help mask their undesirable natural color. TiO2 is also used in masterbatch, which is a concentrate of TiO2 and other additives and is one of the largest uses for TiO2 in the plastics end-use market. In masterbatch, the TiO2 is dispersed at high concentrations into a plastic resin and is then used by manufacturers of plastic containers, bottles, packaging and agricultural films. Kronos’ TiO2 is also included in engineering materials like polycarbonate or acrylonitrile butadiene styrene (“ABS”) which is used in the automotive industry and for appliances, consumer electronics and other applications.

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

Kronos markets high purity sulfate process anatase TiO2 used to provide opacity, whiteness and brightness in a variety of cosmetic and personal care products, such as skin cream, lipstick, eye shadow and toothpaste. In pharmaceuticals, Kronos’ TiO2 is used commonly as a colorant in tablet and capsule coatings as well as in liquid medicines to provide uniformity of color and appearance. KRONOS® purified anatase grades meet the applicable requirements of the CTFA (Cosmetics, Toiletries and Fragrances Association), USP (United States Pharmacopoeia), BP (British Pharmacopoeia) and the FDA (United States Food and Drug Administration).

Kronos’ TiO2 business is enhanced by the following three complementary businesses, which comprised approximately 10% of our Chemicals Segment’s net sales in 2025:

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

Manufacturing, operations and properties

Manufacturing – Kronos produces TiO2 in a rutile form. Rutile TiO2 is manufactured using both a chloride production process and a sulfate production process. Manufacturers of many end-use applications can use either form, especially during periods of tight supply for TiO2. The chloride process is the preferred form for use in coatings and plastics, the two largest end-use markets. Due to environmental factors and customer considerations, the proportion of TiO2 industry sales represented by chloride process pigments has remained stable relative to sulfate process pigments, and in 2025, chloride process production facilities represented approximately 39% of industry capacity. The sulfate process is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, pharmaceuticals and cosmetics. Once an intermediate TiO2 pigment has been produced by either the chloride or sulfate process, it is “finished” into products with specific performance characteristics for particular end-use applications through proprietary processes involving various chemical surface treatments and intensive micronizing (milling).

●	Chloride process – The substantial majority of Kronos’ production capacity is manufactured using a chloride process which is a continuous process that uses chlorine to extract rutile TiO2. The chloride process produces less waste than the sulfate process because much of the chlorine is recycled, and it utilizes ore containing a higher TiO2 content. The chloride process also has lower energy requirements and is less labor-intensive than the sulfate process, although the chloride process requires a higher-skilled labor force and uninterrupted power. The chloride process produces an intermediate base pigment with a wide range of properties. The chloride process produces a product with a blueish undertone and is the preferred form to produce TiO2 pigments for use in coatings and plastics, the two largest end-use markets.
●	Sulfate process – The sulfate process is a batch process in which sulfuric acid is used to extract the TiO2 from ilmenite or titanium slag. After separation from the impurities in the ore (mainly iron), the TiO2 is precipitated and calcined to form an intermediate base pigment ready for sale or can be upgraded through finishing treatments. The sulfate process produces a warmer undertone and is preferred for use in selected paper products, ceramics, rubber tires, man-made fibers, food products, pharmaceuticals and cosmetics, some of which generate higher profit margins.

Joint Venture – Prior to July 16, 2024, one of Kronos’ subsidiaries and Venator each owned a 50% interest in LPC, which was operated as a manufacturing joint venture. LPC owned and operated a chloride-process TiO2 plant located near Lake Charles, Louisiana. On July 16, 2024, Kronos acquired the 50% interest in LPC held by Venator. In 2025, Kronos merged LPC into Kronos’ wholly-owned subsidiary Kronos Louisiana, Inc.

Prior to the acquisition, Kronos accounted for its interest in the joint venture by the equity method. The joint venture operated on a break-even basis and therefore Kronos did not have any equity in earnings of the joint venture. Kronos was required to purchase one-half of the TiO2 produced by the joint venture. All costs and capital expenditures were shared equally with Venator, with the exception of feedstock (purchased natural rutile ore or chlorine slag) and packaging costs for the pigment grades produced. Kronos’ share of net costs was reported as cost of sales as the TiO2 was sold. See Note 3 to our Consolidated Financial Statements.

As a result of the acquisition, for financial reporting purposes, the assets acquired and liabilities assumed of LPC are included in our Consolidated Balance Sheets as of December 31, 2024 and December 31, 2025, and the results of operations and cash flows of LPC are included in our Consolidated Statements of Operations and Cash Flows beginning as of the Acquisition Date. See Note 3 to our Consolidated Financial Statements.

Operations – Kronos produced 401,000, 535,000 and 480,000 metric tons of TiO2 in 2023, 2024 and 2025, respectively. Kronos’ production volumes for 2023 and 2024 through the Acquisition Date include its share of the output produced by its TiO2 manufacturing joint venture. Subsequent to the Acquisition Date, Kronos’ 2024 and 2025 production volumes include 100% of the production volumes from the Kronos Louisiana facility.

Kronos’ average production capacity utilization rates were approximately 72% in 2023, 96% in 2024 and 77% in 2025. Kronos’ production levels during 2023 and the second half of 2025 were reduced to align with lower customer demand resulting from challenging economic conditions and geopolitical uncertainties. In 2024, Kronos increased production to meet higher overall customer demand.

Properties – Kronos operates facilities throughout North America and Europe. Kronos has four TiO2 plants in Europe (one in each of Leverkusen, Germany; Nordenham, Germany; Langerbrugge, Belgium; and Fredrikstad, Norway). In North America, Kronos has a TiO2 plant in Varennes, Quebec, Canada and a TiO2 plant near Lake Charles, Louisiana.

The following table presents the division of Kronos’ expected 2026 manufacturing capacity by plant location and type of manufacturing process:

		% of capacity by TiO2
		manufacturing process
Facility	Description	Chloride	Sulfate
Leverkusen, Germany (1)	TiO2 production, chloride process, co-products	28%	—%
Nordenham, Germany	TiO2 production, sulfate process, co-products	—	11
Langerbrugge, Belgium	TiO2 production, chloride process, co-products, titanium chemicals products	15	—
Fredrikstad, Norway (2)	TiO2 production, sulfate process, co-products	—	6
Varennes, Canada (3)	TiO2 production, chloride process, slurry facility, titanium chemicals products	16	—
Lake Charles, LA, US	TiO2 production, chloride process, slurry facility	24	—
Total		83%	17%
(1)	The Leverkusen facility is located within a more extensive manufacturing complex. Kronos owns its Leverkusen facility, which represents approximately 28% of its current TiO2 production capacity, but Kronos leases the land under the facility under a long-term agreement which expires in 2050. Lease payments are periodically negotiated for periods of at least two years at a time. A third-party operator of the manufacturing complex provides some raw materials including chlorine, auxiliary and operating materials, utilities and services necessary to operate the Leverkusen facility under separate supplies and services agreements.
(2)	The Fredrikstad facility is located on public land and is leased until 2063.
(3)	In the third quarter of 2024, Kronos closed its sulfate process line at its plant in Varennes, Canada. See Note 20 to our Consolidated Financial Statements.

Kronos owns the land underlying all of its principal production facilities unless otherwise indicated in the table above.

Kronos also operates an ilmenite mine in Norway pursuant to a governmental concession with an unlimited term. In addition, Kronos has corporate and administrative offices located in the U.S., Germany, Norway, Canada, Belgium and France.

Raw materials

The primary raw materials used in chloride process TiO2 are titanium-containing feedstock (purchased natural rutile ore, chlorine slag or other high-grade feedstocks), chlorine and petroleum coke. Chlorine is available from a number of suppliers, while petroleum coke is available from a limited number of suppliers. Titanium-containing feedstock suitable for use in the chloride process is available from a limited but increasing number of suppliers principally in Australia, South Africa, Africa, the Middle East, Norway, Canada and India. Kronos purchases feedstock for its chloride process TiO2 from the following primary suppliers for volumes for delivery extending in some cases, through 2028:

Supplier	Product	Renewal Terms
Rio Tinto Iron and Titanium Ltd	Chloride process grade slag	Auto-renews every two years
Rio Tinto Iron and Titanium Ltd	Upgraded slag	Auto-renews every two years
Iluka Resources Limited	Rutile ore	Renewal terms upon negotiation

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

The primary raw materials used in sulfate process TiO2 are titanium-containing feedstock, primarily ilmenite or purchased sulfate grade slag and sulfuric acid. Sulfuric acid is available from a number of suppliers. Titanium-containing feedstock suitable for use in the sulfate process is available from a limited number of suppliers principally in Norway, Canada, Australia, Africa, India and South Africa. As one of the few vertically-integrated producers of sulfate process TiO2, Kronos operates a rock ilmenite mine in Norway, which provided all of the feedstock for its sulfate process TiO2 plants in 2025. Kronos expects ilmenite production from its mine to meet its sulfate process feedstock requirements for the foreseeable future. Kronos expects the raw materials purchased under these contracts, and other contracts that it may enter into, to meet its sulfate process feedstock requirements over the next several years.

Many of Kronos’ raw material contracts contain fixed quantities it is required to purchase, or specify a range of quantities within which it is required to purchase. The pricing under these agreements is generally negotiated quarterly or semi-annually.

The following table summarizes Kronos’ raw materials purchased or mined in 2025.

Raw materials
Production process/raw material	procured or mined
(In thousands
of metric tons)
Chloride process plants -
Purchased slag or rutile ore	458
Sulfate process plants:
Ilmenite ore mined and used internally	229

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

Kronos also works directly with its customers to monitor the performance of its products in their end-use applications, evaluates the need for improvements in its product and process technology and identifies opportunities to develop new product solutions for its customers. Kronos’ marketing staff closely coordinates with its sales force and technical specialists to ensure the needs of its customers are met, and to help develop and commercialize new grades where appropriate.

Kronos sells a majority of its products through its direct sales force operating in Europe, North America and other markets. Kronos also utilizes sales agents and distributors who are authorized to sell its products in specific geographic areas. In Europe, Kronos’ sales efforts are conducted primarily through its direct sales force and its sales agents. Kronos’ agents do not sell any TiO2 products other than KRONOS® branded products. In North America, its sales are made primarily through its direct sales force and supported by a network of distributors. Kronos has increased its marketing efforts over the last several years in export markets and its sales are now made through its direct sales force, sales agents and distributors. In addition to its direct sales force and sales agents, many of Kronos’ sales agents also act as distributors to service its customers in all regions. Kronos offers customer and technical service to customers who purchase its products through distributors as well as to its larger customers serviced by its direct sales force.

Kronos sells to a diverse customer base with no single customer representing 10% or more of our Chemicals Segment’s net sales in 2025. Kronos’ largest ten customers accounted for approximately 35% of our Chemicals Segment’s net sales in 2025.

Neither our Chemicals Segment’s business as a whole nor any of its principal product groups is seasonal to any significant extent. However, TiO2 sales are generally higher in the second and third quarters of the year, due in part to the increase in coatings production in the spring in the northern hemisphere to meet demand during the spring and summer painting seasons. Kronos generally builds inventories to meet expected customer demand.

Competition

The TiO2 industry is highly competitive. Kronos competes primarily on the basis of price, product quality, technical service, long-term stability and the availability of high performance pigment grades. Since TiO2 is not traded through a commodity market, its pricing is largely a product of negotiation between suppliers and their respective customers. Price and availability are the most significant competitive factors along with quality and customer service for the majority of Kronos’ product grades. Increasingly, Kronos is focused on providing pigments that are differentiated to meet specific customer requirements and specialty grades that are differentiated from its competitors’ products. During 2025, Kronos had an estimated 7% share of worldwide TiO2 sales volume, and based on sales volume, we believe Kronos is the leading seller of TiO2 in several countries, including Germany.

Kronos’ principal competitors are The Chemours Company, Tronox Holdings PLC and LB Group Co. Ltd. The top four TiO2 producers (i.e. Kronos and its three principal competitors) account for approximately 42% of the world’s production capacity.

The following chart shows our estimate of worldwide production capacity in 2025:

Worldwide production capacity - 2025
LB Group	14%
Chemours	11%
Tronox	11%
Kronos	6%
Other	58%

Chemours has approximately one-half of total North American TiO2 production capacity and is Kronos’ principal North American competitor. LB Group previously announced it plans to add an additional 200,000 tons of chloride process capacity which we expect may be added incrementally over the next several years. However, due to the current extended downturn in the industry as a whole, several of Kronos’ competitors have recently closed facilities or announced plans to reduce capacity, including Chemours, which closed its Taiwan facility with an estimated 160,000 tons of chloride process capacity in 2023, and Tronox, which closed its 90,000 ton chloride capacity facility in the Netherlands in 2025 and announced its plans to permanently close its 46,000 ton sulfate facility in China in January 2026. In 2025 Venator’s U.K.

parent company entered bankruptcy and its facilities were idled and marketed for sale, with a total production capacity of approximately 400,000 tons at least temporarily off the market. In addition, in 2024 Kronos closed its sulfate production line in Varennes, Canada.

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

Research and development

Kronos employs scientists, chemists, process engineers and technicians who are engaged in research and development, process technology and quality assurance activities in Leverkusen, Germany. These individuals have the responsibility for improving Kronos’ chloride and sulfate production processes, reducing production costs, improving product quality and strengthening its competitive position by developing new products and applications. Kronos’ expenditures for these activities were approximately $18 million in 2023, $14 million in 2024 and $16 million in 2025. Kronos expects to spend approximately $13 million on research and development in 2026.

Kronos continually seeks to improve the quality of its grades and has been successful at developing new grades for existing and new applications to meet the needs of its customers and increase product life cycles. Since the beginning of 2020, Kronos has added eight new grades for pigments and other applications.

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

Regulatory and environmental matters

Kronos’ operations and properties are governed by various environmental laws and regulations which are complex, change frequently and have tended to become stricter over time. These environmental laws govern, among other things, the generation, storage, handling, use, disposition and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air, or water; and the health and safety of Kronos’ employees. Certain of Kronos’ operations are, or have been, engaged in the generation, storage, handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of Kronos’ past and current operations and products have the potential to cause environmental or other damage. Kronos has implemented and continues to implement various policies and programs in an effort to minimize these risks. Kronos’ policy is to comply with applicable environmental laws and regulations at all its facilities and to strive to improve its environmental performance and overall sustainability. It is possible that future developments, such as stricter requirements in environmental laws and enforcement policies, could adversely affect Kronos’ operations, including production, handling, use, storage, transportation, sale or disposition of hazardous or toxic substances or require Kronos to make capital and other expenditures to comply, and could adversely affect our consolidated financial position and results of operations or liquidity.

Kronos has a history of identifying new ways to reduce consumption and waste by converting byproducts to co-products through its KRONOS ecochem® products. Kronos has a published Safety, Environment, Energy and Quality Policy which is translated into local languages and distributed to all its employees and shared publicly via its website.  Kronos has implemented rigorous procedures for incident reporting and investigation, including root cause analysis of environmental and safety incidents and near misses. Because TiO2 production requires significant energy input, Kronos is focused on energy efficiency at all production locations. Five of its six TiO2 production facilities maintain certifications to the ISO 50001:2018 Energy Management standard and all locations have local energy teams in place. These teams are responsible for maintaining ISO 50001:2018 certifications (where applicable), performing regular reviews of local energy consumption, making recommendations regarding capital projects that reduce energy consumption and associated Greenhouse Gas (“GHG”) emissions or enhance efficiency. When possible, Kronos looks for opportunities to partner with local government authorities through grant opportunities to reduce energy consumption and associated GHG emissions.  Kronos also actively manages potential water-related risks, including flooding and water shortages. Kronos’ manufacturing facilities are strategically located adjacent to sources of water, which it uses for process operations and for shipping and receiving raw materials and finished products. Water-critical processes are identified and ongoing efforts to minimize water use are incorporated into environmental planning.

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

While the laws regulating operations of industrial facilities in Europe vary from country to country, a common regulatory framework is provided by the European Union, or the EU. Germany and Belgium are members of the EU and follow its initiatives. Norway is not a member but generally adopts laws and patterns its environmental regulatory actions after those of the EU.

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

On October 1, 2021, EU Regulation No. 1272/2008 classifying dry TiO2 and mixtures containing dry TiO2 as a suspected carcinogen via inhalation went into force. Kronos’ dry TiO2 products do not meet the criteria set forth in the regulation and therefore do not require classification labels. On November 23, 2022 the General Court of the European Union annulled the classification of TiO2 as a suspected carcinogen in its entirety, and in August 2025, the Court of Justice of the European Union upheld this decision on appeal.

Kronos’ capital expenditures related to ongoing environmental compliance, protection and improvement programs, including capital expenditures which are primarily focused on increasing operating efficiency but also result in  improved  environmental  protection  such  as  lower  emissions  from its manufacturing facilities, were $26 million in 2025 and are currently expected to be approximately $30 million in 2026.

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

Manufacturing, operations and products

Security Products. CompX’s security products reporting unit manufactures mechanical and electrical cabinet locks and other locking mechanisms used in a variety of applications including mailboxes, ignition systems, file cabinets, desk drawers, tool storage cabinets, high security medical cabinetry, integrated inventory and access control secured narcotics boxes, electronic circuit panels, storage compartments, gas station security, vending and cash containment machines. CompX’s security products reporting unit has one manufacturing facility in Mauldin, South Carolina and one in Grayslake, Illinois which is shared with its marine components reporting unit. CompX believes it is a North American market leader in the manufacture and sale of cabinet locks and other locking mechanisms. These products include:

●	disc tumbler locks which provide moderate security and generally represent the lowest cost lock CompX produces;
●	pin tumbler locks which are more costly to produce and are used in applications requiring higher levels of security, including KeSet® and System 64® (which each allow the user to change the keying on a single lock 64 times without removing the lock from its enclosure), TuBar® and Turbine®; and
●	CompX’s innovative CompX eLock® and StealthLock® electronic locks which provide stand-alone or networked security and audit trail capability for drug storage and other valuables through the use of a proximity card, magnetic stripe, radio frequency or other keypad credential.

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

Marine Components. CompX’s marine components reporting unit manufactures and distributes wake enhancement systems, stainless steel exhaust components, gauges, throttle controls, trim tabs and related hardware and accessories primarily for ski/wakeboard boats (towboats) and performance boats. CompX’s marine components reporting unit also manufactures and distributes to the industrial market. CompX’s marine components reporting unit has a facility in Neenah, Wisconsin and a facility in Grayslake, Illinois which is shared with its security products reporting unit. CompX’s specialty marine components products are high precision components designed to operate within tight tolerances in the highly demanding marine environment. These products include:

●	wake enhancement devices, trim tabs, steering wheels, and billet aluminum accessories;
●	original equipment and aftermarket stainless steel exhaust headers, exhaust pipes, mufflers and other exhaust components;
●	high performance gauges such as GPS speedometers and tachometers;
●	mechanical and electronic controls and throttles;
●	dash panels, LED indicators, and wire harnesses;
●	grab handles, pin cleats and other accessories; and
●	made to order fabricated metal products primarily to the industrial market.

CompX operated three principal operating facilities at December 31, 2025 as shown below.

	Reporting		Size
Facility Name	Unit	Location	(square feet)
Owned Facilities:
National (1)	SP	Mauldin, SC	198,000
Grayslake(1)	SP/MC	Grayslake, IL	133,000
Custom(1)	MC	Neenah, WI	95,000

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

These raw materials are purchased from several suppliers, are readily available from numerous sources and accounted for approximately 14% of our Component Products Segment’s total cost of sales for 2025. Total material costs, including purchased components, represented approximately 43% of our Component Products Segment’s cost of sales in 2025.

CompX occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future price increases in commodity-related raw materials, including zinc, brass, aluminum and stainless steel. These arrangements generally provide for stated unit prices based upon specified purchase volumes, which help CompX to stabilize its commodity-related raw material costs to a certain extent. At other times CompX may make spot buys of larger quantities of raw materials to take advantage of favorable pricing or volume-based discounts. During 2025, CompX experienced increases in the cost of certain raw materials. Throughout the year, market prices for brass and aluminum experienced a general upward trend. Stainless steel prices were relatively stable in the first part of the year but began increasing during the latter half of the year. Zinc pricing was relatively stable, and CompX was able to mitigate cost impacts through strategic spot buy purchases. In most cases, commodity raw materials CompX purchases include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation, and energy. Processing and conversion costs are not expected to decrease. Based on current economic conditions, CompX expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2026 to be more volatile compared to 2025. In addition to supply and demand, governmental actions such as tariffs may impact raw material markets. When purchased on the spot market, each of these raw materials may be subject to sudden and unanticipated price increases. When possible, CompX seeks to mitigate the impact of fluctuations in these raw material costs on its margins through improvements in production efficiencies or other operating cost reductions. In the event CompX is unable to offset raw material cost increases with other cost reductions, it may be difficult to recover those cost increases through increased product selling prices or raw material surcharges due to the competitive nature of the markets in which CompX competes. Consequently, overall operating margins can be negatively affected by commodity-related raw material cost pressures. Commodity market prices are cyclical, reflecting overall economic trends, specific developments in consuming industries and speculative investor activities.

Patents and trademarks

CompX holds a number of patents relating to its component products, certain of which it believes to be important to it and its continuing business activity. Patents generally have a term of 20 years, and CompX’s patents have remaining terms ranging from less than one year to 15 years at December 31, 2025. CompX’s major trademarks and brand names in addition to CompX® include:

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

Our Component Products Segment sells to a diverse customer base with only one customer representing 10% or more of its consolidated net sales in 2025 (United States Postal Service – 26%). Our Component Products Segment’s largest ten customers accounted for approximately 52% of its consolidated net sales in 2025.

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

REAL ESTATE MANAGEMENT AND DEVELOPMENT SEGMENT – BASIC MANAGEMENT, INC. AND THE LANDWELL COMPANY

Business overview

Our Real Estate Management and Development Segment consists of our majority owned subsidiaries, BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is actively engaged in developing certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes. Prior to 2023, BMI also was responsible for the delivery of water to the City of Henderson and various other users through a water distribution system owned and operated by BWC, a wholly-owned subsidiary of BMI. See Notes 2 and 3 to our Consolidated Financial Statements and also Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Real Estate Management and Development”.

Operations and services

Over the years, LandWell and BMI have focused on developing and selling the land transferred to LandWell as part of its formation in the early 1950’s as well as additional land holdings acquired by LandWell in the surrounding area subsequent to LandWell’s formation (although BMI and LandWell have not had significant real property acquisitions since 2004). Since LandWell’s formation, LandWell and BMI have had a history of successfully developing and selling retail, light industrial, commercial and residential projects in the Henderson, Nevada area. LandWell is focused primarily on the development of a large tract of land in Henderson zoned for residential/planned community purposes (approximately 2,100 acres). Planning and zoning work on the project began in 2007, but intensive development efforts of the residential/planned community did not begin until 2013 (with LandWell acting as the master developer for all such development efforts). During 2025, LandWell sold the last remaining land parcel within its residential/planned community. Land sales are generally made to established home builders in tracts of land that are pre-zoned for a maximum number of home lots. LandWell supports the builders’ efforts to market and sell specific residential homes within its residential/planned community through joint marketing campaign and community wide education efforts.

In addition, prior to 2023, BMI delivered water to the City of Henderson and various other users through a water delivery system owned and operated by BWC, and prior to the sale of BPC on December 1, 2023, provided certain utility services to an industrial park located in Henderson, Nevada. Substantially all BWC’s assets were sold in November 2023. Following the sale of the BWC assets and BPC, BMI no longer provides services to the industrial park.

Sales

LandWell began marketing land for sale in the residential/planned community in December 2013 and sold the last remaining residential parcel during 2025. In addition, LandWell has been actively marketing and selling land zoned for commercial and light industrial use and, at December 31, 2025, approximately 8 saleable acres remain adjacent to the residential/planned community. Contracts for land sales are negotiated on an individual basis, and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work and individual buyer needs. Although land may be under contract or land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In most instances buyers can cancel an escrow agreement with no financial penalties until shortly before the closing date. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Although all the land in the residential/planned community has been sold, we continue to complete our development obligations. We expect the development work to be completed by the end of 2027.

Our Real Estate Management and Development Segment’s sales consist principally of land sales. During 2025 we had recognized revenue on land sales to three customers that exceeded 10% of our Real Estate Management and Development Segment’s net sales (DR Horton – 34%, Richmond American Homes – 12% and Lennar Homes – 12%) related to land sales.

Competition

There are multiple new construction residential communities in the greater Las Vegas, Nevada area. LandWell competes with these communities on the basis of location, planned community amenities and features, proximity to major retail and recreational activities, and the perception of quality of life within the new community. We believe LandWell’s residential/planned community is unique within the greater Las Vegas area due to its location and amenities which include 490 acres of community and neighborhood parks and open space interconnected with major regional trails and parks. LandWell markets its residential/planned community to builders who target first-time to middle market home buyers to maximize sales.

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

Governmental agencies of countries in which Kronos operates have adopted or are contemplating regulatory changes relating to certain ESG topics, such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022 (“EU CSRD”). Kronos is evaluating and will continue to evaluate the applicability of the EU CSRD as amendments are adopted and as regulatory guidance is issued and as the European countries in which it operates adopt implementing legislation and Kronos will establish a compliance program to address any applicable requirements.

In an effort to align our non-employee directors’ financial interests with those of our stockholders, our board of directors established share ownership guidelines for our non-management directors. In addition, we have an insider trading policy that applies to both employees and non-employee directors.

Kronos has taken steps to integrate ESG considerations into operating decisions along with other critical business factors. Kronos periodically publishes an ESG Report, which is available on its public website. The primary purpose of its ESG Report is to describe Kronos’ policies and programs in the area of ESG, including certain internal metrics and benchmarks related to various aspects of ESG. Kronos voluntarily developed these internal metrics and benchmarks, which Kronos uses to identify progress and opportunities for improvement. These metrics are not intended to be directly comparable to similar metrics utilized by other companies to track ESG performance, as the standards, methodologies and assumptions used to determine these metrics vary by company and jurisdiction.

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

As of December 31, 2025, our Chemicals Segment employed the following number of people (an approximate 10.5% decrease from 2024):

Europe	1,650
Canada	302
United States	311
Total	2,263

Certain employees at each of Kronos’ production facilities are organized by labor unions. Kronos strives to maintain good relationships with all its employees, including the unions and workers’ councils representing those employees. In Europe, Kronos’ union employees are covered by master collective bargaining agreements for the chemical industry that are generally renewed annually. At December 31, 2025, approximately 76% of Kronos’ worldwide workforce is organized under collective bargaining agreements. Kronos did not experience any work stoppages during 2025, although it is possible that there could be future work stoppages or other labor disruptions that could materially and adversely affect Kronos’ business, results of operations, financial position or liquidity.

As of December 31, 2025, our Component Products Segment and our Real Estate Management and Development Segment employed 549 people and 14 people, respectively, all in the United States. We believe CompX’s and BMI’s labor relations are good.

Health and safety

Protecting the health and safety of our workforce, our customers, our business partners and the natural environment is one of our core values. We are committed to maintaining a strong safety culture where all workers meet or exceed required industry performance standards, and we continuously seek to improve occupational and process safety performance. We are conducting our businesses in ways that provide all personnel with a safe and healthy work environment and have established safety and environmental programs and goals to achieve such results. We expect our manufacturing facilities to produce our products safely and in compliance with applicable local regulations and company policies, standards and practices intended to protect the environment and people and have established global policies designed to promote such compliance. We require our employees to comply with such requirements. We provide our workers with the tools and training necessary to make the appropriate decisions to prevent accidents and injuries. Each of our operating facilities develops, maintains and implements safety programs encompassing key aspects of their operations. In addition, management reviews and evaluates safety performance throughout the year. We monitor conditions that could lead to a safety incident and keep track of injuries through reporting systems in accordance with laws in the jurisdictions in which we operate. With this data we calculate incident frequency rates to assess the quality of our safety performance. At the global level we also track overall safety performance. Each Kronos operating location is subject to local laws and regulations that dictate what injuries are required to be recorded and reported, which may differ from location to location and result in different methods of injury rate calculation. For internal global tracking, benchmarking and identification of opportunities for improvement, Kronos collects the location specific information and applies a U.S.-based injury rate calculation method to arrive at a global total frequency rate, which is expressed as the number of incidents at its operating locations per 200,000 hours. This internal safety metric may not be directly comparable to a recordable incident rate calculated under U.S. law. Kronos’ global total frequency rate aggregating information about employees and contractors was 0.95 in 2023 (0.74 of the aggregate represents employees only), 0.70 in 2024 (0.80 of the aggregate represents employees only) and 0.57 in 2025 (0.64 of the aggregate represents employees only).

CompX uses lost time incidents as a key measure of worker safety. CompX defines lost time incidents as work-related accidents where a worker sustains an injury that results in time away from work. CompX had one lost time incident in each of 2023 and 2024 and two in 2025.

OTHER

NL Industries, Inc. – At December 31, 2025, NL owned approximately 87% of CompX and approximately 31% of Kronos. NL also holds certain marketable securities and other investments.

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

We and other entities that may be deemed to be controlled by or affiliated with Ms. Simmons and the Family Trust routinely evaluate acquisitions of interests in, or combinations with, companies, including related companies, that provide strategic opportunities and synergies or that we perceive to be undervalued in the marketplace. These companies may or may not be engaged in businesses related to our current businesses. In some instances, we actively manage the businesses we acquire with a focus on maximizing return-on-investment through cost reductions, capital expenditures, improved operating efficiencies, selective marketing to address market niches, disposition of marginal operations, use of leverage and redeployment of capital to more productive assets. In other instances, we have disposed of our interest in a company prior to gaining control. We intend to consider such activities in the future and may, in connection with such activities, consider issuing additional equity securities and increasing our indebtedness.

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

Our Chemicals Segment’s sales and profitability are largely dependent on the TiO2 industry. In 2025, approximately 90% of our Chemicals Segment’s sales were attributable to sales of TiO2. TiO2 is used in many “quality of life” products for which demand historically has been linked to global, regional, and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition.

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

The global market in which our Chemicals Segment operates is concentrated, with the top four TiO2 producers accounting for approximately 42% of the world’s production capacity, and is highly competitive. Competition is based on a number of factors, such as price, product quality and service. Our Chemicals Segment faces significant competition from international and regional competitors, including increasing competition from TiO2 producers in China, who have significant sulfate production process capacity. Chinese producers have also continued to develop chloride process technology, and the risk of substitution of our Chemicals Segment’s products with products made by Chinese producers could increase if Chinese producers increase the use of chloride process technology and improve the quality of their sulfate and chloride products. Some of our Chemicals Segment’s competitors may be able to drive down prices for our Chemicals Segment’s products if their costs are lower than our Chemicals Segment’s costs, including its competitors with vertically integrated sources of raw materials for the chloride process who may have a competitive advantage during periods of high or rising raw material costs or who operate in regions with less stringent regulatory requirements. For example, Chinese competition generally has lower operating costs due to less stringent regulatory and environmental compliance requirements and less expensive energy prices. China has dumped lower cost sulfate process TiO2 into markets our Chemicals Segment serves. In some cases, Western TiO2 producers have been successful in obtaining anti-dumping duties on Chinese imports such as the duties recently enacted in the European Union, Brazil, Saudi Arabia, and other jurisdictions. In addition, some of our Chemicals Segment’s competitors’ financial, technological and other resources may be greater than its resources and such competitors may be better able to withstand extended periods of reduced demand or other changes in market conditions. Our Chemicals Segment’s competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. Further, consolidation of our Chemicals Segment’s competitors or customers may result in reduced demand for its products or make it more difficult for it to compete with its competitors. The occurrence of any of these events could result in reduced earnings or operating losses.

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

For our Chemicals Segment, the number of sources for and availability of certain raw materials is specific to the particular geographical region in which our facilities are located. Titanium-containing feedstocks suitable for use in our Chemicals Segment’s TiO2 facilities are available from a limited number of suppliers around the world. Political and economic instability or increased regulations in the countries from which our Chemicals Segment purchases or mines its raw material supplies could adversely affect raw material availability. If our Chemicals Segment or its worldwide vendors are unable to meet their planned or contractual obligations and our Chemicals Segment is unable to obtain necessary raw materials, it could incur higher costs for raw materials or may be required to reduce production levels. For example, our Chemicals Segment experienced increases in feedstock costs in 2023 and 2024, which negatively affected its margins. Our Chemicals Segment has also experienced higher operating costs such as energy costs. Future variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect its operating results and decrease liquidity as our Chemicals Segment may not always be able to increase its selling prices to offset the impact of any higher costs or reduced production levels.

Our Chemicals Segment has supply contracts that provide for its TiO2 feedstock requirements. While our Chemicals Segment believes it will be able to renew these contracts, as necessary, we do not know if our Chemicals Segment will be successful in renewing them or in obtaining long-term extensions to them prior to expiration. Our Chemicals Segment’s feedstock agreements have minimum purchase requirements, targeted purchases, or require it to purchase certain minimum percentage-based quantities of feedstock based upon its annual purchasing requirements. We estimate aggregate purchases under these feedstock agreements will be between approximately $375 million and $450 million in 2026. In addition, our Chemicals Segment has other long-term supply and service contracts that provide for various raw materials and services which may require it to purchase certain minimum quantities. Our Chemicals Segment’s obligations under these contracts could adversely affect our financial results if it significantly reduces its production and is unable to modify the contractual commitments.

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

Certain components used in our Component Products Segment’s products are manufactured by foreign suppliers located in China and elsewhere. Global economic and political conditions, including natural disasters, terrorist acts, transportation disruptions, global conflicts or trade wars and public health crises such as pandemics, could prevent our Component Products Segment’s vendors from being able to supply these components. Should our Component Products Segment’s vendors not be able to meet their supply obligations or should it be otherwise unable to obtain necessary raw materials or components, it may incur higher supply costs or may be required to reduce or suspend production. In addition, the imposition of new tariffs or increases in existing tariffs by the U.S. government on imports from China, Mexico or other countries from which our Component Products Segment imports raw materials and other components could increase its supply costs. Increases in our Component Products Segment’s supply costs may decrease its liquidity or negatively impact its financial condition or results of operations as our Component Products Segment may be unable to offset the higher costs with increases in its selling prices or reductions in other operating costs.

Dependence on our Component Product Segment’s significant customers could adversely affect their business and results of operations.

For the year ended December 31, 2025, our Component Products Segment’s largest ten customers accounted for approximately 52% of its consolidated net sales, with a single customer accounting for 26% of its consolidated net sales. Because our Component Products Segment’s customers’ purchases are made through purchase orders rather than long-term contracts or minimum purchase commitments, order levels can fluctuate significantly from period to period based on customer needs. In addition, significant customers may negotiate more favorable pricing or terms, which may pressure our Component Products Segment’s operating margins. If any of our Component Products Segment’s significant customers reduces their purchases, loses market share for its end-use products, experiences financial difficulty, changes suppliers, or otherwise alters its relationship with our Component Products Segment, demand for its products could decline. Any such reduction in sales could potentially have a material adverse effect on our Component Products Segment’s revenues and results of operations.

Kronos’ acquisition of the remaining 50% interest in LPC may not generate benefits we anticipate and may otherwise affect our business and prospects.

In July 2024 Kronos completed the LPC acquisition in which it purchased the 50% ownership interest in LPC it did not previously own, and Kronos subsequently merged LPC into Kronos’ wholly-owned subsidiary, Kronos Louisiana. If Kronos experiences unforeseen technological, operational or other difficulties in integrating the Kronos Louisiana facility into its operations, Kronos may not be able to implement the process innovations at the facility that it expects. In addition, Kronos may not be able to achieve the anticipated synergies or improvements in efficiency and product quality that it expects. With or without such difficulties, the integration of the Kronos Louisiana facility into Kronos’ operations may divert significant management time and attention from its other operations. If Kronos fails to successfully integrate the Kronos Louisiana facility into its operations, if the acquisition does not provide expected synergies or sales increases, or if Kronos Louisiana has unexpected legal, regulatory, or financial liabilities, Kronos’ business, financial condition, results of operations and prospects could be adversely affected.

Our Real Estate Management and Development Segment has significant development obligations related to a residential/planned community in Henderson, Nevada. Increases in labor or construction costs related to the completion of such development obligations may reduce our earnings and decrease our liquidity.

A substantial portion of the revenues and assets associated with our Real Estate Management and Development Segment relates to certain land under development in Henderson, Nevada, including approximately 2,100 acres zoned for residential/planned community purposes. All of the remaining land in the residential/planned community was sold in 2025. We generally recognize revenue from these land sales over time using cost-based inputs because we receive substantially all cash payment at the time of sale but significant development obligations still exist for post-closing obligation activities and several community-wide large projects. We currently estimate development obligations are approximately $54 million and will take approximately one to two years to complete. Our estimates of our development obligations include certain assumptions about future labor and construction costs. If actual costs were significantly above our estimates, revenue, profits and liquidity in our Real Estate Management and Development Segment may be significantly and negatively affected.

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

We have a significant amount of debt, primarily related to Kronos’ 9.50% Senior Secured Notes due 2029, Kronos’ term loan from Contran, Kronos’ borrowings on its global revolving credit facility (the “Global Revolver”), our loan from Contran Corporation and the LandWell bank note. As of December 31, 2025, our total consolidated debt was approximately $592 million. Our level of debt could have important consequences to our stockholders and creditors, including:

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

In addition to our indebtedness, we are party to various lease and other agreements (including feedstock purchase contracts with minimum commitments and other long-term supply and service contracts as discussed above) pursuant to which, along with our indebtedness, we are committed to pay approximately $213 million in 2026. Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. In addition, our ability to borrow funds under certain of our revolving credit facilities in the future, in some instances, will depend in part on these subsidiaries’ ability to maintain specified financial ratios and satisfy certain financial covenants contained in the applicable credit agreement.

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

We operate our businesses in several different countries and sell our products worldwide. For example, during 2024 and 2025 approximately 44% and 45% of our Chemicals Segment’s sales volumes, respectively, were sold into European markets. The majority (but not all) of our sales from our Chemicals Segment’s operations outside the United States are denominated in currencies other than the United States dollar, primarily the euro, other major European currencies and the Canadian dollar. Therefore, we are exposed to risks related to the need to convert currencies we receive from the sale of our products into the currencies required to pay for certain of our operating costs and expenses and other liabilities (including indebtedness), all of which could result in future losses depending on fluctuations in currency exchange rates and affect the comparability of our results of operations between periods.

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

We operate production facilities in several countries and many of our facilities require large amounts of energy, including electricity and natural gas, in order to conduct operations. Governmental agencies of countries in which we operate have determined, or may determine in the future, the consumption of energy derived from fossil fuels is a major contributor to climate change and have adopted or are contemplating regulatory changes in response to the potential impact of climate change, including laws and regulations requiring enhanced reporting (such as the Corporate Social Responsibility Directive adopted by the European Union on November 28, 2022) as well as legislation regulating carbon and other GHG emissions and the use of renewable energy. International treaties or agreements may also result in increasing regulation of GHG emissions, including emissions permits and/or energy taxes or the introduction of carbon emissions trading mechanisms. To date, the existing GHG laws and regulations in effect in the various countries in which we operate have not had a material adverse effect on our financial results. Until the timing, scope and extent of any new or future regulation become known, we cannot predict the effect on our business, results of operations or financial condition. However, if further GHG laws and regulations were to be enacted in one or more countries, it could negatively impact our future results of operations through increased costs of production, particularly as it relates to our energy requirements or our need to obtain emissions permits. If such increased costs of production were to materialize, we may be unable to pass price increases on to our customers to compensate for increased production costs, which may decrease our liquidity, operating income and results of operations. In addition, any adopted future laws and regulations focused on climate change and/or GHG emissions could negatively impact our ability (or that of our customers and suppliers) to compete with companies situated in areas not subject to such laws and regulations.

General Risk Factors

Operating as a global business presents risks associated with global and regional economic, political and regulatory environments.

Our Chemicals Segment manufactures and distributes its products globally. Our Chemicals Segment’s revenue from non-U.S. markets accounted for approximately 66%, 66% and 64% of its revenue for the years ended December 31, 2023, 2024 and 2025, respectively. Our Chemicals Segment has significant international operations which, along with its customers and suppliers, could be substantially affected by a number of risks arising from operating a multi-national business, including:

●	global or regional economic downturn;
●	changes in tariffs, trade barriers, and regulatory requirements, such as the enactment of tariffs on goods imported into the U.S. including, but not limited to, tariffs enacted on goods imported from Canada where it manufactures a significant portion of the TiO2 it sells in North America. Tariffs could make its products more expensive which would reduce demand or require our Chemicals Segment to absorb the increased costs reducing its operating margins;
●	protectionist laws, policies, and business practices and nationalistic campaigns such as economic sanctions and exchange controls;
●	U.S. relations with the governments of the other countries in which our Chemicals Segment operates;
●	terrorism, armed conflict (such as the current conflicts between Russia and Ukraine);
●	natural disasters, pandemics or other health crises, climate change, and other events beyond our control;
●	difficulties enforcing agreements or other legal rights; and
●	our Chemicals Segment’s effective tax rate may fluctuate based on the variability of geographic earnings and statutory rates.

TiO2 production requires significant energy input, and economic sanctions or supply disruptions resulting from armed conflict could lead to additional volatility in global energy prices and energy supply disruptions. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

The U.S. federal government has recently implemented tariffs on certain foreign goods and may implement additional tariffs on foreign goods. As our Chemicals Segment currently manufactures a significant portion of its North American TiO2 in Canada, if sustained for an extended period of time, a tariff on our Chemicals Segment’s imports into the U.S. from Canada would make its products manufactured in Canada and sold into the U.S. more expensive. As a result, demand for these products could be reduced, or our Chemicals Segment could be required to absorb the increased costs or increase prices of such products.  Tariff mitigation strategies, such as those our Chemicals Segment undertook in the first quarter of 2025 which included building and positioning inventory from its Canadian facility into the U.S., may result in increased shipping and warehousing costs. Future mitigation strategies may offer only temporary relief from the effect of these tariffs. Such tariffs and, if enacted, any further legislation or actions taken by the U.S. government that restrict trade, such as additional tariffs, trade barriers and other protectionist or retaliatory measures taken in response, could adversely impact our Chemicals Segment’s ability to sell its products in the U.S. or reduce its revenues and gross margins. These measures may also increase our Chemicals Segment’s costs of Canadian feedstock imported into the U.S. and could adversely impact its gross margins or require our Chemicals Segment to raise prices thereby making its products less competitive. Additional tariffs imposed by the U.S or any retaliatory or reciprocal tariffs imposed by other countries could also increase the cost of feedstock and other raw materials that go into making TiO2, the extent of which is unknown. The ultimate impact of any tariffs will depend on various factors, including the length of time tariffs are ultimately implemented and the amount, scope and nature of the tariffs.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

We operate through our subsidiaries and receive services through our intercorporate services agreement (“ISA”) with Contran (see Note 17 to our Consolidated Financial Statements). We recognize the importance of proactively assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational disruptions, intellectual property theft, fraud, extortion, harm to employees or customers and violations of data privacy or security laws. Our cybersecurity programs are built on both operational and compliance foundations. The operational component focuses on continuous monitoring, detection, prevention, measurement, analysis, and response to cybersecurity threats and incidents, including emerging risks. The compliance component provides oversight through risk-based controls designed to protect the confidentiality, integrity and availability of company data stored, processed or transmitted. Our cybersecurity program is fully integrated into our enterprise-wide risk management framework.

Kronos and CompX each have their own cybersecurity programs. Our corporate cybersecurity program is led by our chief information officer (“CIO”), who is ultimately responsible for developing and executing our overall information security strategy, policies, security engineering, operations and cyber threat detection and response. Our corporate information systems are owned and operated by Contran and provided to us through the ISA. Our CIO, who also serves as the Kronos CIO, reports to our and Kronos’ chief executive officers, respectively. CompX’s cybersecurity program is led by the director of information technology (“IT”). The director of IT reports to CompX’s vice president in charge of coordinating operational activities within CompX’s two operating reporting units. Both our CIO and the CompX director of IT have extensive information technology and program management experience and lead teams with significant tenure and familiarity with each organization. Cybersecurity risks at each company are also reviewed and tested annually through third-party assessments and internal and external information technology audits. Our, Kronos’ and CompX’s information technology teams review cybersecurity risks at least annually, integrating findings into strategic risk assessments and applicable corrective action plans.

We, Kronos and CompX continually enhance our cyber defense strategy with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously bolstering our system resilience in an effort to minimize the business impact should an incident occur. Third parties also play a role in our cybersecurity posture. We, Kronos and CompX engage reputable third-party security firms to provide guidance on industry best practices and regulatory standards, to support proactive and reactive cybersecurity efforts, and to conduct periodic evaluations of our cybersecurity posture, such as through penetration testing and security audits; these evaluations include testing both the design and operational effectiveness of our security controls. All company employees are required to complete cybersecurity training at least once a year, have access to on-demand cybersecurity training through a web-based tool, and receive additional informational updates as necessary. Employees in certain roles also receive additional role-based, specialized cybersecurity training.

We, Kronos and CompX each have a Cybersecurity Incident Disclosure and Controls Committee (“CIDAC”) which is central to the response and evaluation of cybersecurity incidents. Our CIDAC is comprised of our CIO and other senior executives including our chief executive officer, chief financial officer and general counsel. Information security events and incidents are evaluated, ranked by severity and prioritized for response and remediation. The IT teams are responsible for categorizing cybersecurity incidents, and those deemed high-risk or critical are escalated to the CIDAC for strategic review and response coordination. Incidents are evaluated to determine regulatory requirements, materiality, and potential operational, financial and reputational impact. Our CIDAC, as well as the Kronos and CompX CIDAC, performs simulations and tabletop exercises at a management level to evaluate our readiness and response to cybersecurity incidents. As needed, we collaborate with external cybersecurity experts and legal advisors to help ensure a robust response strategy.

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

We also maintain a documented incident response plan. In the event of an incident, we follow a structured incident response playbook, which outlines clear and defined steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (such as legal and human resources), senior leadership, our CIDAC and the board, as appropriate. We also conduct post-incident reviews to identify lessons learned and implement continuous improvements.

We, Kronos and CompX face multiple cybersecurity risks. To date, such risks have not materially affected us, including our business strategy, results of operations or financial condition. While we have not experienced any major breaches, we actively monitor and mitigate cyber threats, including phishing attempts, malware and targeted attacks. To date all such incidents have been minor, isolated and promptly contained. For more information about the cybersecurity risks we face, see the risk factor entitled “Technology failures or cybersecurity breaches could have a material adverse effect on our operations.” in Item 1A- “Risk Factors.”

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

In the matter titled County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) on July 24, 2019, an order approving a global settlement agreement entered into among all of the plaintiffs and the three defendants remaining in the case (the Sherwin Williams Company, ConAgra Grocery Products and NL) was entered by the court and the case was dismissed with prejudice. The global settlement agreement provided that an aggregate $305 million would be paid collectively by the three co-defendants in full satisfaction of all claims resulting in a dismissal of the case with prejudice and the resolution of (i) all pending and future claims by the plaintiffs in the case, and (ii) all potential claims for contribution or indemnity between NL and its co-defendants in respect to the case. In the agreement, NL expressly denies any and all liability and the dismissal of the case with prejudice was entered by the court without a final judgment of liability entered against NL. The settlement agreement fully concludes this matter.

Under the terms of the global settlement agreement, each defendant paid an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). NL’s sixth installment, which was paid in October 2025, was funded with amounts that were already on deposit at the court and, previously included in current restricted cash on our Consolidated Balance Sheets, as those amounts, together with all accrued interest at the date of payment. Per the terms of the settlement, any amounts on deposit in excess of the final payment were to be returned to NL and, in October 2025, NL received accrued interest of approximately $1.6 million from such restricted cash.

For financial reporting purposes, NL used a discount rate of 1.9% per annum to discount the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. NL recognized an aggregate accretion expense of $.7 million, $.5 million and $.2 million in 2023, 2024 and 2025, respectively.

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

On a quarterly basis, we evaluate the potential range of our liability for environmental remediation and related costs at sites where we have been named as a PRP or defendant, including sites for which NL’s wholly-owned environmental management subsidiary, NL Environmental Management Services, Inc., (“EMS”), has contractually assumed NL’s obligations. At December 31, 2025, NL had accrued approximately $13 million related to approximately 27 sites associated with remediation and related matters NL believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to us for remediation and related matters for which NL believes it is possible to estimate costs is approximately $26 million, including amounts currently accrued. These accruals have not been discounted to present value.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2025, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not it actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites, which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

We have also accrued approximately $4 million at December 31, 2025 for other environmental cleanup matters which represents our best estimate of the liability.

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

Under the terms of the consent decree, in the first quarter of 2025 NL paid $56.1 million, plus $.5 million interest, toward the global settlement and received approximately $9.6 million from the other private companies participating in the settlement. We recognized aggregate income of approximately $31.4 million in 2024 related to the adjustment of NL’s environmental accrual related to this matter and the recording of a $9.6 million receivable for the funds which NL received in the first quarter of 2025 from the other private companies participating in the settlement. The satisfaction of NL’s obligations under the consent decree fully concludes this matter.

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

Other Litigation

NL – NL has been named as a defendant in various lawsuits in several jurisdictions, alleging personal injuries as a result of occupational exposure primarily to products manufactured by our former operations containing asbestos, silica and/or mixed dust. In addition, some plaintiffs allege exposure to asbestos from working in various facilities previously owned and/or operated by NL. There are 120 of these types of cases pending, involving a total of approximately 598 plaintiffs. In addition, the claims of approximately 8,715 plaintiffs have been administratively dismissed or placed on the inactive docket in Ohio state courts. We do not expect these claims will be re-opened unless the plaintiffs meet the courts’ medical criteria for asbestos-related claims. We have not accrued any amounts for this litigation because of the uncertainty of liability and inability to reasonably estimate the liability, if any. To date, NL has not been adjudicated liable in any of these matters. Based on information available to us, including:

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

Common Stock and Dividends – Our common stock is listed and traded on the New York Stock Exchange (symbol: VHI). As of March 2, 2026, there were approximately 685 holders of record of our common stock.

Performance Graph – Set forth below is a line graph comparing the yearly change in our cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Composite Stock Price Index and the S&P 500 Industrial Conglomerates Index for the period from December 31, 2020 through December 31, 2025. The graph shows the value at December 31 of each year assuming an original investment of $100 at December 31, 2020, and assumes the reinvestment of our regular quarterly dividends in shares of our stock.

	December 31,
	2020	2021	2022	2023	2024	2025
Valhi common stock	$100	$192	$148	$105	$164	$86
S&P 500 Index	100	129	105	133	166	196
S&P 500 Industrial Conglomerates	100	105	96	120	165	172

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
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

Equity Compensation Plan Information – We have an equity compensation plan, which was approved by our stockholders, pursuant to which an aggregate of 100,000 shares of our common stock can be awarded to non-employee members of our board of directors. At December 31, 2025, an aggregate of 70,800 shares were available for future award under this plan. See Note 16 to our Consolidated Financial Statements.

Treasury Stock Purchases – In March 2005 and November 2006, our board of directors authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates. The aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2025. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we could terminate the program prior to completion. We will use our cash on hand to acquire the shares. Repurchased shares will be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. See Note 16 to our Consolidated Financial Statements.

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

We have three consolidated reportable operating segments:

●	Chemicals – Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added TiO2. TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals.
●	Component Products – We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare applications and a variety of other industries. CompX is also a leading manufacturer of wake enhancements systems, stainless steel exhaust systems, gauges, throttle controls, trim tabs and related hardware and accessories for the recreational marine and other industries.
●	Real Estate Management and Development – We operate in real estate management and development through our majority control of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. Prior to 2023, BMI was responsible for the delivery of water to the City of Henderson and various other users and provided utility services to certain industrial customers.

Operations Overview

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 –

We reported a net loss attributable to Valhi stockholders of $57.6 million or $2.02 per diluted share in 2025 compared to net income of $108.0 million or $3.79 per diluted share in 2024.

Our net income attributable to Valhi stockholders decreased from 2024 to 2025 primarily due to the net effects of:

●	an operating loss from our Chemicals Segment of $24.5 million in 2025 compared to operating income of $138.5 million in 2024;
●	a non-cash gain of $64.5 million resulting from the remeasurement of the Chemicals Segment’s investment in the TiO2 manufacturing joint venture in 2024;
●	aggregate income of $31.4 million in 2024 related to the settlement of a liability for an environmental remediation site;
●	a non-cash settlement loss of $28.7 million on the termination and buy-out of our pension plan in the United States in 2025;
●	a non-cash deferred income tax expense of $19.3 million to reduce the Chemicals Segment’s net German deferred tax asset as a result of the German tax rate reduction in 2025;
●	aggregate charges of $10.3 million related to restructuring costs associated with workforce reductions in our Chemicals Segment in 2025;
●	a non-cash deferred income tax expense of $8.5 million related to the recognition of a valuation allowance on our Chemicals Segment’s German interest deduction limitation deferred tax asset recognized in the fourth quarter;
●	a non-cash gain of $4.6 million resulting from the remeasurement of the Chemicals Segment’s acquisition earn-out liability in 2025; and
●	income from tax increment infrastructure reimbursement of $34.2 million in 2025 compared to $30.3 million in 2024.

Our diluted net loss per share in 2025 includes:

●	income of $.62 per share related to tax increment infrastructure reimbursements recognized in the second and third quarters;
●	a loss of $.62 per share due to the termination and buy-out of our pension plan in the United States in the fourth quarter;
●	a loss of $.45 per share related to the recognition of a non-cash deferred income tax expense to reduce the Chemicals Segment’s net German deferred tax asset as a result of the German tax rate reduction in the third quarter;
●	a loss $.18 per share related to restructuring costs related to our Chemicals Segment’s workforce reductions in the fourth quarter;
●	a loss of $.20 per share related to the recognition of a non-cash deferred income tax expense related to the recognition of a valuation allowance on our Chemicals Segment’s German net deferred tax asset in the fourth quarter; and
●	income of $.08 per share due to the recognition of a non-cash gain resulting from the remeasurement of the Chemicals Segment’s acquisition earn-out liability in the third quarter.

Our diluted net income per share in 2024 includes:

●	income of $1.18 per share due to the recognition of a non-cash gain resulting from the remeasurement of the Chemicals Segment’s investment in the TiO2 manufacturing joint venture recognized in the third quarter;
●	aggregate income of $.72 per share related to the settlement of a liability for an environmental remediation site recognized in the fourth quarter;
●	income of $.55 per share related to tax increment infrastructure reimbursements recognized in the third and fourth quarters;
●	a loss of $.38 per share due to the recognition of a non-cash deferred income tax expense related to final tax regulations on the treatment of certain currency translation gains and losses related to our Chemicals Segment in the fourth quarter; and
●	a loss of $.19 per share due to the recognition of a non-cash deferred income tax expense related to the recognition of a valuation allowance on our Chemicals Segment’s Belgian net deferred tax assets in the fourth quarter.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 –

We reported net income attributable to Valhi stockholders of $108.0 million or $3.79 per diluted share in 2024 compared to a net loss of $9.9 million or $.35 per diluted share in 2023.

Our net income attributable to Valhi stockholders increased from 2023 to 2024 primarily due to the net effects of:

●	operating income from our Chemicals Segment of $138.5 million in 2024 compared to an operating loss of $41.1 million in 2023;
●	a non-cash gain of $64.5 million in 2024 resulting from the remeasurement of the Chemicals Segment’s investment in the TiO2 manufacturing joint venture;
●	aggregate income of $31.4 million in 2024 related to the settlement of a liability for an environmental remediation site;
●	income from tax increment infrastructure reimbursement of $30.3 million in 2024 compared to $25.2 million in 2023;
●	a non-cash deferred income tax expense of $16.5 million in 2024 related to final tax regulations on the treatment of certain currency translation gains and losses related to our Chemicals Segment;
●	a non-cash deferred income tax expense of $8.2 million in 2024 related to the recognition of a deferred income tax asset valuation allowance related to our Chemicals Segment’s Belgian net deferred tax assets;
●	a non-cash loss on the termination of our U.K. pension plan of $6.2 million in 2023; and
●	higher interest expense in 2024 as a result of refinancing of the Chemicals Segment’s Senior Secured Notes in the first quarter and debt incurred to finance the LPC acquisition in the third quarter.

In addition to the 2024 items noted above, our diluted net loss per share in 2023 includes:

●	income of $.46 per share related to tax increment infrastructure reimbursements recognized in the third and fourth quarters;
●	a loss of $.13 per share due to the termination of our U.K. pension plan recognized in the second quarter;
●	a loss of $.10 per share related to workforce reductions by our Chemicals Segment recognized in the fourth quarter;
●	a loss of $.06 per share related to the write-off of certain costs resulting from a capital project termination recognized in the fourth quarter; and

●	a gain of $.05 per share related to a business interruption insurance claim arising from Hurricane Laura in 2020 at our Chemicals Segment recognized in the first, second and third quarters.

We discuss these amounts more fully below.

Current Forecast for 2026 –

We currently expect consolidated operating income for 2026 to be higher as compared to 2025 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2026 primarily due to the positive impacts of increased operating rates, higher sales volumes and selling prices, and lower operating costs;
●	lower operating income from our Real Estate Management and Development Segment in 2026 due to the wind down of development activities; and
●	a non-cash settlement loss of $28.7 million related to the termination of the U.S. pension plan in 2025.

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

Segment Operating Results – 2025 Compared to 2024 and 2024 Compared to 2023

Chemicals –

We consider TiO2 to be a “quality of life” product, with demand affected by gross domestic product, or GDP, and overall economic conditions in our markets located in various regions of the world. Over the long-term, we expect demand for TiO2 will grow by 2% to 3% per year, consistent with our expectations for the long-term growth in GDP. However, even if our Chemicals Segment and its competitors maintain consistent shares of the worldwide market, demand for TiO2 in any interim or annual period may not change in the same proportion as the change in GDP, in part due to relative changes in the TiO2 inventory levels of our Chemicals Segment’s customers. We believe our Chemicals Segments’ customers’ inventory levels are influenced in part by their expectation for future changes in TiO2 selling prices as well as their expectation for future availability of product. Although certain of our Chemicals Segment’s TiO2 grades are considered specialty pigments, the majority of its grades and substantially all of its production are considered differentiated commodity pigment products with price and availability being the most significant competitive factors along with product quality and customer and technical support services.

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

As previously reported, effective July 16, 2024 (the “Acquisition Date”), Kronos acquired the 50% joint venture interest in LPC previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC through a wholly-owned subsidiary. LPC was operated as a manufacturing joint venture between Kronos and Venator. Following the acquisition, LPC became a wholly-owned subsidiary of Kronos. In 2025, Kronos merged LPC into its wholly-owned subsidiary Kronos Louisiana, Inc. (the combined company is referred to as “Kronos Louisiana”). Kronos accounted for the acquisition as a business combination. The results of operations of LPC are included in our Consolidated Statements of Operations beginning as of the Acquisition Date. See Note 3 to our Consolidated Financial Statements.

	Years ended December 31,			% Change
	2023	2024	2025	2023-24	2024-25

	(Dollars in millions)
Net sales	$1,666.5	$1,887.1	$1,859.4	13%	(1)%
Cost of sales	1,502.7	1,530.1	1,648.4	2	8
Gross margin	$163.8	$357.0	$211.0	118	(41)
Operating income (loss)	$(41.1)	$138.5	$(24.5)	437	(118)
Percent of net sales:
Cost of sales	90%	81%	89%
Gross margin	10	19	11
Operating income (loss)	(2)	7	(1)
TiO2 operating statistics:
Sales volumes*	419	504	512	20%	2%
Production volumes*	401	535	480	33%	(10)%

Percent change in TiO2 net sales:
TiO2 sales volumes				20%	2%
TiO2 product pricing				(5)	(4)
TiO2 product mix/other				(2)	—
Changes in currency exchange rates				—	1
Total				13%	(1)%
*	Thousands of metric tons

Industry Conditions and 2025 Overview – Throughout 2025, the market faced significant global uncertainty driven by evolving U.S. trade policies and sustained geopolitical tensions. These factors, combined with continued market weakness compared to historical periods, contributed to additional global capacity reductions by TiO2 producers in 2025, including both announced plant closures and lower operating rates. While our Chemicals Segment has seen some incremental benefit as a result of certain plant closures, primarily in Europe and particularly in the fourth quarter of 2025, the prolonged market downturn has negatively impacted its sales volume and led to pricing degradation as the year progressed. Our Chemicals Segment started 2025 with average TiO2 selling prices 2% higher than at the beginning of 2024 but ended 2025 with average TiO2 selling prices 10% lower. Overall, our Chemicals Segment’s sales volumes have increased slightly in 2025 as compared to 2024 with higher overall sales volumes in both the European and North American markets offset by lower sales volumes to the export market.

Our Chemicals Segment operated its production facilities at 96% of practical capacity utilization in 2024 and continued operating at similar rates in early 2025. When the demand outlook began to soften, our Chemicals Segment adjusted its production operating rates downward in the second and third quarters of 2025, and our Chemicals Segment implemented a more significant production curtailment in the fourth quarter of 2025 to reduce finished goods inventory levels and preserve liquidity.

The following table shows our Chemicals Segment’s capacity utilization rates during 2024 and 2025.

	Production Capacity Utilization Rates
	2024	2025
First quarter	87%	93%
Second quarter	99%	81%
Third quarter	92%	80%
Fourth quarter	97%	55%
Overall	96%	77%

Excluding the effect of changes in currency exchange rates and unabsorbed fixed costs, our Chemical Segment’s cost of sales per metric ton of TiO2 sold in 2025 was lower as compared to 2024 primarily due to decreases in per metric ton production costs (primarily raw materials).

In response to the extended period of reduced demand in 2025, discussed above, our Chemicals Segment has taken measures to further reduce its operating costs and improve its long-term cost structure. In the fourth quarter of 2025, our Chemicals Segment implemented certain voluntary and involuntary workforce reductions across its operating locations impacting both manufacturing and selling, general and administrative costs. Our Chemicals Segment recognized a total of approximately $10 million in restructuring charges in the fourth quarter of 2025 related to workforce reductions impacting approximately 226 positions. See Note 20 to our Consolidated Financial Statements.

Net Sales – Our Chemicals Segment’s net sales in 2025 decreased 1%, or $27.7 million, compared to 2024 primarily due to a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $75 million) somewhat offset by a 2% increase in sales volumes (which increased net sales by approximately $38 million). Additionally, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemical Segment’s net sales by approximately $24 million in 2025 as compared to 2024. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 2% as compared to 2024 primarily due to market share gains in European, North American and Latin American markets related to the 2024 acquisition of LPC. Our Chemical Segment’s sales volumes were 7% higher in the fourth quarter of 2025 as compared to the fourth quarter of 2024 primarily due to incremental market share increases in the European market as a result of competitor plant closures in Europe.

Our Chemicals Segment’s net sales in 2024 increased 13%, or $220.6 million, compared to 2023 primarily due to the effects of a 20% increase in sales volumes resulting from improved overall demand across all major markets (which increased net sales by approximately $333 million) partially offset by a 5% decrease in average TiO2 selling prices (which decreased net sales by approximately $83 million). Changes in product mix negatively contributed to net sales, primarily due to changes in product sales mix in export markets in 2024 as compared to 2023. Additionally, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemicals Segment’s net sales by approximately $5 million in 2024 as compared to 2023. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures and changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs. Incremental sales volumes resulting from the LPC acquisition did not significantly impact comparisons to the prior year.

Cost of Sales and Gross Margin – Cost of sales increased $118.3 million, or 8%, in 2025 compared to 2024 due to the net effects of approximately $111 million in unabsorbed fixed production costs (including $54 million in the fourth quarter) recognized as a result of reduced operating rates at our Chemicals Segment’s production facilities, lower production costs of approximately $14 million (primarily raw materials) and favorable currency fluctuations (primarily the euro). Our Chemicals Segment’s unabsorbed fixed production costs in 2024 were $12 million. Our Chemical Segment’s cost of sales in 2025 includes a charge in the fourth quarter of 2025 of approximately $4 million related to workforce reductions noted above. Our Chemical Segment’s cost of sales in 2024 include a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges related to the closure of its sulfate process line in Canada.

Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 89% in 2025 compared to 81% in 2024 primarily due to the unfavorable fixed cost absorption and currency fluctuations, as discussed above.

Gross margin as a percentage of net sales decreased to 11% in 2025 compared to 19% in 2024. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to lower average TiO2 selling prices and lower production volumes resulting in unfavorable fixed cost absorption.

Cost of sales increased $27.4 million, or 2%, in 2024 compared to 2023 due to the net effects of a 20% increase in sales volumes, a 33% increase in production rates resulting in reduced unabsorbed fixed production costs, and lower production costs of approximately $115 million (primarily energy and raw materials). Our Chemicals Segment’s unabsorbed fixed production costs in 2024 were $12 million (incurred in the first quarter) compared to $96 million in 2023 related to curtailments that began in 2022 and continued into the first quarter of 2024, as discussed above. Our Chemicals Segment’s cost of sales in 2024 include a charge of approximately $2 million related to workforce reductions and approximately $14 million in non-cash charges related to the closure of its sulfate process line in Canada. Sales and production volumes resulting from the LPC acquisition did not materially impact comparisons to the prior year.

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

Operating Income (Loss) – Our Chemicals Segment had an operating loss of $24.5 million in 2025 compared to operating income of $138.5 million in 2024 as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates decreased our Chemicals Segment’s operating loss by approximately $8 million in 2025 as compared to 2024, as further discussed below.

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

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.3 million in 2023, $2.5 million in 2024 and $2.2 million in 2025, which increased our reported Chemicals Segment’s operating loss as compared to amounts reported by Kronos.

Currency Exchange Rates – Our Chemicals Segment has substantial operations and assets located outside the United States (primarily in Germany, Belgium, Norway and Canada). The majority of our Chemicals Segment’s sales from non-U.S. operations are denominated in currencies other than the U.S. dollar, principally the euro, other major European currencies and the Canadian dollar. A portion of our Chemicals Segment’s sales generated from its non-U.S. operations is denominated in the U.S. dollar (and consequently our Chemicals Segment’s non-U.S. operations will generally hold U.S. dollars from time to time). Certain raw materials used in all our Chemicals Segment’s production facilities, primarily titanium-containing feedstocks, are purchased primarily in U.S. dollars, while labor and other production and administrative costs are incurred primarily in local currencies. Consequently, the translated U.S. dollar value of our Chemicals Segment’s non-U.S. sales and operating results are subject to currency exchange rate fluctuations which may favorably or unfavorably impact reported earnings and may affect the comparability of period-to-period operating results. In addition to the impact of the translation of sales and expenses over time, our non-U.S. operations also generate currency transaction gains and losses which primarily relate to (i) the difference between the currency exchange rates in effect when non-local currency sales or operating costs (primarily U.S. dollar denominated) are initially accrued and when such amounts are settled with the non-local currency (ii) changes in currency exchange rates during time periods when our Chemicals Segment’s non-U.S. operations are holding non-local currency (primarily U.S. dollars) and (iii) relative changes in the aggregate fair value of currency forward contracts held from time to time. Our Chemicals Segment periodically use currency forward contracts to manage a portion of its currency exchange risk, and relative changes in the aggregate fair value of any currency forward contracts our Chemicals Segment holds from time to time serve in part to mitigate the currency transaction gains or losses we would recognize from the first two items described above.

Fluctuations in currency exchange rates had the following effects on our Chemicals Segment’s sales and operating income (loss) for the periods indicated.

Impact of changes in currency exchange rates - 2025 vs 2024
				Translation
				gains	Total currency
	Transaction gains recognized			impact of	impact
	2024	2025	Change	rate changes	2025 vs 2024

	(In millions)
Impact on:
Net sales	$—	$—	$—	$24	$24
Operating income (loss)	2	5	3	5	8

The $24 million increase in net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as euro-denominated sales were translated into more U.S. dollars in 2025 as compared to 2024. The strengthening of the U.S. dollar relative to the Canadian dollar and the weakening of the U.S. dollar relative to the Norwegian krone in 2025 did not have a significant effect on the reported amount of net sales, as a substantial portion of the sales generated by our Chemicals Segment’s Canadian and Norwegian operations is denominated in the U.S. dollar.

The $8 million decrease in loss from operations was comprised of the following:

●	Higher net currency transaction gains of approximately $3 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations. As discussed in Note 19 to our Consolidated Financial Statements, in order to manage currency exchange rate risk associated with the maturity in September 2025 of Kronos’ €75 million 3.75% Senior Secured Notes due 2025, in the first quarter of 2025 — our Chemicals Segment entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025, resulting in an overall transaction gain of $2.8 million included in our Consolidated Statement of Operations for the year ended 2025; and
●	Approximately $5 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2025 as compared to 2024. The effect of the weakening of the U.S. dollar relative to the Norwegian krone caused net translation losses as local currency-denominated costs were translated into more U.S. dollars in 2025 as compared to 2024. Additionally, combined with the effect of the weakening of the U.S. dollar relative to the euro caused further net translation losses, as the positive effects of the weaker U.S. dollar on euro-denominated sales was more than offset by the unfavorable effects on euro-denominated operating costs being translated into more U.S. dollars in 2025 as compared to 2024.

Impact of changes in currency exchange rates - 2024 vs. 2023
				Translation
				gains	Total currency
	Transaction gains recognized			impact of	impact
	2023	2024	Change	rate changes	2024 vs. 2023

	(In millions)
Impact on:
Net sales	$—	$—	$—	$5	$5
Operating income (loss)	1	2	1	9	10

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

The $10 million increase in operating income was comprised of the following:

●	Higher net currency transaction gains of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations; and
●	Approximately $9 million from net currency translation gains primarily caused by a strengthening of the U.S. dollar relative to the Canadian dollar and Norwegian krone, as local currency-denominated operating costs were translated into fewer U.S. dollars in 2024 as compared to 2023. The effect of the weakening of the U.S. dollar relative to the euro caused additional net translation gains as the positive effects of the weaker U.S. dollar on euro-denominated sales more than offset the unfavorable effects on euro-denominated operating costs being translated into more U.S. dollars in 2024 as compared to 2023.

Outlook – Our Chemicals Segment’s overall customer demand remained weaker than expected throughout 2025, driven by ongoing economic uncertainty related to tariffs and global trade tensions, as well as persistently high interest rates and elevated home prices which are impacting housing mobility.  Our Chemicals Segment’s customers were reluctant to build inventories, resulting in shorter order lead times and greater demand forecasting challenges. In the fourth quarter of 2025, our Chemicals Segment further reduced operating rates to align production with demand and to reduce its inventory levels to support cash generation. In 2025, the TiO2 industry experienced significant capacity reductions including curtailments and previously announced plant closures by multiple producers, primarily in China and Europe. In combination with ongoing tariff and anti-dumping measures, these factors created targeted opportunities for improved sales volumes and mix in select markets, most notably in Europe during the fourth quarter of 2025.

Entering 2026, our Chemicals Segment expects demand improvement from 2025 levels, supported by low customer inventories and seasonal restocking, particularly in North America. The pace and sustainability of recovery remain uncertain and will be influenced by macroeconomic factors, including interest rates, inflation, and consumer confidence. Demand in Europe continues to lag historical levels; however, our Chemicals Segment expects its European volumes to increase from 2025 levels, supported by industry capacity reductions, including the Venator bankruptcy and associated plant closures.  To improve operating margins, our Chemicals Segment will need to realize price increases and execute on its operating cost structural realignment.

Our Chemicals Segment remains focused on permanently realigning its operating costs, improving capital efficiency, and preserving liquidity. Following the workforce reductions implemented in late 2025, our Chemicals Segment is pursuing additional cost savings through restructuring supplier agreements, improving asset utilization and enhancing processes to support a leaner organization capable of operating efficiently during extended periods of lower production rates.

Liquidity and capital resources remain sufficient to support our Chemicals Segment’s operations and planned investments. In 2025, our Chemicals Segment increased the maximum availability under its revolving credit facility from $300 million to $350 million and refinanced its €75 million 3.75% Senior Secured Notes due September 2025 with €75 million of additional 9.50% Senior Secured Notes due 2029 (effective rate 7.8% at issuance), resulting in no near-term debt maturities. Our Chemicals Segment expects cash on hand to improve over the next several quarters, and we will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. Our Chemicals Segment believes its revolver availability, combined with having no near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation requirements.

Our Chemicals Segment is pursuing targeted market share opportunities in regions where competitors have announced permanent or temporary shutdowns or curtailments and in markets where tariffs or duties have reduced the impact of low-cost imports. Overall, while our Chemicals Segment expects operating results in 2026 to improve relative to 2025, our results will remain sensitive to demand variability, pricing competition, and the successful execution of our cost, capital and liquidity initiatives.

Our expectations for the TiO2 industry and our Chemicals Segment’s operations are based on a number of factors outside its control. Our Chemicals Segment operations are affected by global and regional economic, political and regulatory factors, and it has experienced global market disruptions. Future impacts on our Chemicals Segment’s operations will depend on, among other things, future energy costs, the effect newly enacted tariffs in jurisdictions where it or its customers and suppliers operate, its success in implementing mitigation strategies, and the impact economic conditions, consumer confidence, and geopolitical events on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Component Products –

Our Component Products Segment reported operating income of $22.6 million in 2025, $17.0 million in 2024 and $25.4 million in 2023. The increase in operating income in 2025 compared to 2024 was driven by higher sales and improved gross margin at each of the security products and marine components reporting units. In contrast, the decline in operating income in 2024 compared to 2023 resulted from lower sales and reduced gross margin across both security products and marine components reporting units.

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

	Years ended December 31,			% Change
	2023	2024	2025	2023-24	2024-25

	(Dollars in millions)
Net sales:
Security products	$121.2	$115.2	$120.7	(5)%	5%
Marine components	40.1	30.7	37.6	(23)	22
Total net sales	161.3	145.9	158.3	(10)	8
Cost of sales	112.1	104.6	110.1	(7)	5
Gross margin	$49.2	$41.3	$48.2	(16)	16
Operating income	$25.4	$17.0	$22.6	(33)	33

Percent of net sales:
Cost of sales	70%	72%	70%
Gross margin	31	28	30
Operating income	16	12	14

Net Sales – Our Component Products Segment’s net sales increased $12.4 million in 2025 compared to 2024 primarily due to higher security products components sales to the government security market and higher marine components sales to various markets including the towboat, government and industrial market. Security products net sales increased 5% to $120.7 million in 2025 compared to $115.2 million in 2024. Relative to prior year, the increase in sales was primarily due to $9.9 million higher sales to the government security market and $.6 million higher sales to the gas station security market, partially offset by lower sales to a variety of other markets including $2.3 million lower sales to the healthcare market, $1.3 million lower sales to the transportation market and $.5 million lower sales to the tool storage market. Marine components net sales increased 22% in 2025 as compared to 2024 primarily due to $2.7 million higher sales to the towboat market (including a one-time stocking event for a towboat OEM customer), $2.5 million higher sales to the government market and $2.2 million higher sales to the industrial market, partially offset by $1.1 million lower sales to the center console market.

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

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales increased in 2025 compared to 2024 primarily due to the effects of higher sales at both security products and marine components as well as increased production costs across both reporting units. However, cost of sales as a percentage of net sales declined over the same period driven by a more favorable customer and product mix, particularly within security products, and increased coverage of fixed costs due to higher sales across both segments. As a result, our Component Products Segment’s gross margin as a percentage of net sales increased in 2025 compared to 2024. Security products gross margin as a percentage of net sales increased in 2025 as compared to 2024 primarily due to increased coverage of fixed costs due to higher sales and a more favorable customer and product mix. These factors were partially offset by higher costs associated with inventory sold during the second half of the year and increased employee-related expenses including salaries, benefits and medical costs, of $2.6 million. Marine components gross margin as a percentage of sales increased in 2025 compared to 2024 primarily due to increased coverage of fixed costs as a result of higher sales partially offset by higher employee-related expenses including salaries, benefits and medical costs of $1.7 million.

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

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income increased in 2025 compared to 2024 and decreased in 2024 compared to 2023. Operating income margins were primarily impacted by the factors affecting net sales, cost of sales and gross margin, discussed above. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property and equipment. Operating costs and expenses increased $1.3 million in 2025 compared to 2024 predominantly due to higher employee-related costs including salaries, benefits, and medical expenses at both reporting units.

As a percentage of net sales, our Component Products Segment’s operating income decreased in 2024 compared to 2023. Operating income margins were primarily impacted by the factors affecting net sales, cost of sales and gross margin, discussed above. Operating costs and expenses consist primarily of sales and administrative-related personnel costs, sales commissions and advertising expenses directly related to product sales and administrative costs relating to business unit and corporate management activities, as well as gains and losses on sales of property and equipment.

Operating costs and expenses increased $.5 million in 2024 compared to 2023 predominantly due to higher employee salary and benefit costs at security products.

General – Our Component Products Segment’s profitability primarily depends on its ability to utilize its production capacity effectively, which is affected by, among other things, the demand for its products and its ability to control its manufacturing costs, primarily comprised of labor costs and materials. The materials used in our Component Products Segment’s products consist of purchased components and raw materials some of which are subject to fluctuations in the commodity markets such as zinc, brass, aluminum and stainless steel. Total material costs represented approximately 43% of our Component Products Segment’s cost of sales in 2025, with commodity-related raw materials representing approximately 14% of its cost of sales. During 2025, our Component Products Segment experienced increases in the cost of certain raw materials. Throughout the year, market prices for brass and aluminum experienced a general upward trend. Stainless steel prices were relatively stable in the first part of 2025 but began increasing during the latter half of the year. Zinc pricing was relatively stable in 2025, and our Component Products Segment was able to mitigate increases through strategic spot buy purchases. In most cases, commodity raw materials our Component Products Segment purchases include processing and conversion costs, such as alloying, extrusion and rolling, which remain elevated due to costs of labor, transportation and energy. Processing and conversion costs are not expected to decrease. Based on current economic conditions, our Component Products Segment expects the prices for zinc, brass, aluminum, stainless steel and other manufacturing materials in 2026 to be more volatile compared to 2025. In addition to supply and demand, governmental actions such as tariffs may impact markets.

Our Component Products Segment occasionally enters into short-term commodity-related raw material supply arrangements to mitigate the impact of future increases in commodity related raw material costs. See Item 1 – “Business – Component Products Segment – CompX International Inc. – Raw Materials.”

Outlook – Sales for 2025 were strong across both our Component Products Segment’s reporting units, exceeding 2024 levels. At the marine components reporting unit, improved demand in the government and industrial markets — combined with the one-time stocking event noted above — drove sales and operating income significantly above prior-year levels. At the security products reporting unit, sales increased compared to 2024 primarily due to higher demand from the government security market, partially offset by continued softness across a variety of markets including transportation, healthcare, and tool storage.

Our Component Products Segment expects modest growth in both the security products and marine components reporting units net sales in 2026 as our Component Products Segment aligns pricing, product features, and service levels with market conditions and customer requirements. At security products, it anticipates sales increases in most markets, partially offset by ongoing softness in the transportation market. At the marine components reporting unit, net sales growth in 2026 is expected to come primarily from the industrial market. Recreational marine sales appear to have largely stabilized, and (excluding the one-time restocking event noted above) sales to the towboat market in 2026 are expected to be comparable to 2025.

Our Component Products Segment expects gross margin and operating income percentages across both the security products and marine components reporting units in 2026 to remain generally comparable to 2025, as planned price increases are expected to offset higher raw material costs and tariff-related surcharges on certain raw materials, as discussed below. During 2025, inventory levels increased across both the security products and marine components reporting units, driven by higher raw material and production costs as well as actions taken to support anticipated customer demand. These actions included an insourcing initiative at security products and a shift in customer mix at marine components. As a result, our Component Products Segment expects inventory levels in 2026 to remain approximately at current levels, consistent with ongoing operating requirements.

Our Component Products Segment manufactures substantially all of its products in the U.S. and sources a substantial majority of its raw materials from U.S. suppliers. Our Component Products Segment also sources certain components, primarily electronic components, from suppliers located in Asia, including China. Early in the first quarter of 2025, in anticipation of the U.S. federal government tariffs announcements, our Component Products Segment increased purchases of certain electronic and other components to mitigate the potential near-term tariff impacts. Late in the second quarter our Component Products Segment began incurring tariff-related surcharges on certain raw materials, primarily electronic components. In addition, some of our Component Products Segment’s U.S.-based suppliers have recently started applying tariff-related surcharges on certain U.S.-based purchases. Where possible, our Component Products Segment is increasing selling prices to its customers to recover these higher raw material costs, although the extent to which our Component Products Segment can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, the length of time tariffs are in effect, and the ability of its customers to substitute alternative products. Our Component Products Segment will continue to monitor current and anticipated near-term customer demand levels to ensure its production capabilities and inventories are aligned accordingly.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Currently, our Component Products Segment’s supply chains are stable and transportation and logistical delays are minimal. Our Component Products Segment has experienced global and domestic supply chain challenges in the past, and any future impacts on its operations will depend on, among other things, any future disruption in its operations or its suppliers’ operations, the effect of tariffs, and the impact of economic conditions, consumer confidence and geopolitical events on demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development –

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net sales:
Land sales	$92.6	$71.5	$59.3
Utility and other	1.3	.3	—
Total net sales	93.9	71.8	59.3
Cost of sales	61.7	45.6	23.1
Gross margin	$32.2	$26.2	$36.2
Operating income	$49.9	$55.2	$65.2

General – Our Real Estate Management and Development Segment consists of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is actively engaged in developing certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes. Prior to 2023, BMI also was responsible for the delivery of water to the City of Henderson and various other users through a water distribution system owned and operated by Basic Water Company (“BWC”), a wholly-owned subsidiary of BMI. BWC filed for bankruptcy in 2022 and following approval of its plan of reorganization by the bankruptcy court, substantially all of BWC’s assets were sold in November 2023. BMI also provided certain utility services to an industrial park located in Henderson, Nevada prior to the sale of BPC on December 1, 2023. Following the sale of the BWC assets and BPC, BMI no longer provides services to the industrial park which allows us to focus on land sales and development activity for the residential/planned community.

LandWell began marketing land for sale in the residential/planned community in December 2013 and sold the last remaining parcel during 2025. LandWell has been actively marketing and selling the land zoned for commercial and light industrial use and at December 31, 2025 approximately 8 saleable acres remain adjacent to the residential/planned community. Contracts for land sales are negotiated on an individual basis, and sales terms and prices will vary based on such factors as location (including location within a planned community), expected development work, and individual buyer needs. Although land may be under contract or land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition set forth in ASC Topic 606. In most instances buyers can cancel an escrow agreement with no financial penalties until shortly before the closing date. In some instances, we will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Although all the land in the residential/planned community has been sold, we continue to complete our development obligations. We expect the development work be completed by the end of 2027.

Net Sales and Operating Income – All of the net sales from our Real Estate Management and Development segment in 2025 consisted of revenues from land sales, and substantially all of the net sales in 2024 were also from land sales. We recognized $59.3 million in revenues on land sales during 2025 compared to $71.5 million in 2024. Land sale revenue decreased in 2025 as compared to 2024 primarily due to the net effects of a slower pace of development activity for previously sold parcels within the residential/planned community as our Real Estate Management and Development segment nears completion of its development work, partially offset by additional land sale revenue in the fourth quarter of 2025 related to the sale of three parcels (including approximately $6.3 million related to parcels with no further development obligations, which was recognized immediately as revenue in the fourth quarter). As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods. All land sale revenue recognized in 2024 was recorded under this method, and the significant majority of land sale revenue recognized in 2025 was also recorded under this method. Cost of sales related to land sales revenues was $23.1 million in 2025 compared to $45.1 million in 2024. The decrease in cost of sales in 2025 compared to 2024 was primarily due to a decrease in infrastructure development spending. Operating income also included income related to tax increment reimbursement note receivables of $34.2 million in 2025 and $30.3 million in 2024. See Note 7 to our Consolidated Financial Statements.

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

As noted above, BMI sold its subsidiary BPC in 2023. The sale was for minimal cash consideration and the assumption of liabilities, and upon the closing of the sale we recognized a loss of $2.6 million in 2023. BWC filed for bankruptcy in 2022 and following approval of its plan of reorganization by the bankruptcy court, substantially all of BWC’s assets were sold in November 2023. On July 10, 2024, the bankruptcy court for the District of Nevada approved the closure of the bankruptcy case of BWC and its wholly-owned subsidiary, BWC SPE I, LLC. Both entities were subsequently dissolved, and the remaining cash of $2.6 million was distributed to BMI. See Note 3 to our Consolidated Financial Statements.

Outlook – LandWell is focused on developing the land it manages, primarily to residential builders, for the residential/planned community in Henderson. At December 31, 2025, all of the land in the residential/planned community has been sold. There are also approximately 8 saleable acres zoned for light industrial and commercial use adjacent to the 2,100 acre residential/planned community available for sale. The remaining 8 acres are currently in escrow and the sale is scheduled to close by the end of the first quarter of 2026. At December 31, 2025, we had deferred revenue of $23.5 million related to post-closing obligations on land sales closed prior to 2025. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, even though we have already received all the cash proceeds related to these sales. We currently expect to recognize all remaining deferred revenue during 2026. Any delays or curtailments in infrastructure development related to post-closing obligation activities would delay the timing of revenue recognized on these previously closed land sales. Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large community-wide infrastructure projects. Construction on several of these large projects began in late 2021 and is expected to be completed in 2027. We expect 2026 land development costs to be comparable to those in 2025 due to the timing of planned infrastructure projects and the availability of certain construction materials. Because these large infrastructure projects relate to the entirety of the residential/planned community, the associated costs are not part of the cost-based inputs used to recognize revenue, and therefore, this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement under our Owner Participation Agreement (“OPA”) with the City of Henderson, and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City for approval of additional OPA note receivables. We currently expect to receive approval for the remaining infrastructure reimbursement notes receivable – up to the $170 million cap – in 2026, and we expect to receive cash payments on the notes for the next 5 to 7 years.

General Corporate Items, Interest Expense, Income Taxes, Noncontrolling Interest and Related Party Transactions

Insurance Recoveries – NL has agreements with certain insurance carriers pursuant to which the carriers reimburse NL for a portion of its past lead pigment and asbestos litigation defense costs. Insurance recoveries include amounts NL received from these insurance carriers. NL did not receive any insurance recoveries during 2025. NL received $1.4 million and $.5 million in insurance recoveries during 2024 and 2023, respectively. See Note 13 to our Consolidated Financial Statements.

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

Other Components of Net Periodic Pension and OPEB Expense – We recognized other components of net periodic pension and OPEB expense of $32.7 million in 2025, $2.6 million in 2024 and $11.8 million in 2023. The increase in 2025 compared to 2024 is primarily due to a $28.7 million settlement loss incurred in the fourth quarter of 2025 related to the termination and buy-out of our U.S. pension plan. The decrease in 2024 compared to 2023 is primarily due to a higher expected return on plan assets, lower discount rates impacting interest costs and a $6.2 million settlement loss related to the termination and buy-out of our U.K. pension plan in the second quarter of 2023. See Note 11 to our Consolidated Financial Statements.

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries Kronos and NL hold shares of our common stock. As discussed in Note 16 to our Consolidated Financial Statements, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Consolidated Balance Sheets at fair value. Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss. Under the principles of consolidation, we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. The $2.7 million loss in 2025, $1.9 million gain in 2024 and the $1.7 million loss in 2023 recognized in our Consolidated Financial Statements represent the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Income and Other – Interest income and other of $16.6 million in 2025 decreased $5.4 million compared to 2024 primarily due to lower interest rates and decreased average investment balances. Interest income and other of $22.0 million in 2024 was comparable to 2023. See Note 13 to our Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses of $35.0 million in 2025 increased compared to corporate expenses of $4.3 million in 2024 primarily due to income of $31.4 million recognized in the fourth quarter of 2024 as a result of the settlement of a liability for an environmental remediation site, including income of $9.6 million received from private companies participating in the settlement. Included in corporate expense are:

●	litigation and related costs at NL of $2.9 million in 2025 and $3.0 million in 2024; and
●	environmental remediation costs of $2.7 million in 2025 compared to income of $19.2 million in 2024.

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

Overall, we currently expect that our net general corporate expenses in 2026 will be higher than in 2025 primarily due to expected increases in litigation fees and related costs.

The level of our litigation and related expenses varies from period to period depending upon, among other things, the number of cases in which we are currently involved, the nature of such cases and the current stage of such cases (e.g. discovery, pre-trial motions, trial or appeal, if applicable). See Note 18 to our Consolidated Financial Statements. If our current expectations regarding the number of cases in which we expect to be involved during 2026, or the nature of such cases were to change, our corporate expenses could be higher than we currently estimate.

Obligations for environmental remediation and related costs are difficult to assess and estimate, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2026, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs as further information becomes available to us or as circumstances change. Such further information or changed circumstances could result in an increase or reduction in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

Interest Expense – Interest expense in 2025 increased $7.2 million compared to 2024 primarily due to higher average debt balances and higher interest rates. Interest expense increased $21.6 million in 2024 compared to 2023 primarily due to higher interest rates on Kronos’ debt issued in February and July of 2024 and higher average debt balances as a result of the LPC acquisition. As a result of the exchange, interest expense in 2024 also includes a charge of $1.5 million for the write-off of deferred financing costs.

We expect interest expense will be higher in 2026 as compared to 2025 primarily due to higher debt balances and higher interest rates on Kronos’ new debt issued in 2025. See Note 9 to our Consolidated Financial Statements.

Income Tax Expense (Benefit) – We recognized income tax expense of $11.9 million and $82.9 million, in 2025 and 2024, respectively, and we recognized an income tax benefit of $24.6 million in 2023. The decrease from 2024 to 2025 and the increase from 2023 to 2024 is primarily due to the change in our earnings from year to year and the jurisdictional mix of such earnings, partially offset by the following:

●	a non-cash deferred income tax expense of $19.3 million in the third quarter of 2025 to reduce our Chemicals Segment’s net German deferred tax asset as a result of the reduction of the German corporate tax rate,
●	a non-cash deferred income tax expense of $8.5 million in 2025 ($2.5 million in 2024) related to the valuation allowance recorded against the portion of our U.S. federal carryforwards of the nondeductible portion of our interest expense,
●	a non-cash deferred income tax expense of $8.5 million in 2025 with respect to the valuation allowance recorded against our Chemicals Segment’s German corporate and trade tax carryforwards of the nondeductible portion of the German interest expense,
●	a non-cash deferred income tax expense of $8.6 million in 2025 ($8.2 million in 2024) related to the recognition of a deferred income tax asset valuation allowance related to our Chemicals Segment’s Belgian net deferred tax assets, and

●	a non-cash deferred income tax expense of $16.5 million recognized in the fourth quarter of 2024 related to the pretransition gain computed on currency translation related to the operations, assets and liabilities of our Chemicals Segment’s non-U.S. qualified business units.

Our earnings are subject to income tax in various U.S. and non-U.S. jurisdictions. We would generally expect our overall effective tax rate, excluding the effect of any increase or decrease in our deferred income tax asset valuation allowance or tax rate changes to be higher than the U.S. federal statutory tax rate of 21% primarily because of our sizeable non-U.S. operations.

See Note 14 to our Consolidated Financial Statements for more information about our 2025 income tax items, including a tabular reconciliation of our statutory tax expense to our actual tax expense.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries decreased in 2025 compared to 2024 primarily due to decreased operating income at Kronos. Noncontrolling interest in operations of subsidiaries increased in 2024 compared to 2023 primarily due to increased operating income at Kronos. See Note 15 to our Consolidated Financial Statements.

Related Party Transactions – We are a party to certain transactions with related parties. See Note 17 to our Consolidated Financial Statements.

Foreign Operations

As discussed above, we have substantial operations located outside the United States, principally our Chemicals Segment’s operations in Europe and Canada. The functional currency of these operations is the local currency. As a result, the reported amount of our assets and liabilities related to these foreign operations will fluctuate based upon changes in currency exchange rates. At December 31, 2025, we had substantial net assets denominated in the euro, Canadian dollar and Norwegian krone.

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

Goodwill – Our net goodwill related to our Chemicals Segment totaled $355.2 million at December 31, 2025 primarily resulting from our various step acquisitions of Kronos and NL (which occurred before the implementation of the current accounting standards related to noncontrolling interest) and Kronos’ purchase of the remaining 50% interest in LPC in 2024. In accordance with the applicable accounting standards for goodwill, we do not amortize goodwill.

We perform a goodwill impairment test annually in the third quarter of each year by reporting unit. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An entity may first assess qualitative factors to determine whether it is necessary to complete the quantitative impairment test using a more-likely-than-not criteria. If an entity believes it is more-likely-than-not the fair value of a reporting unit is greater than its carrying value, including goodwill, the quantitative impairment test can be bypassed. Alternatively, an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. If we choose not to complete a qualitative assessment for a reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is required.

If additional quantitative testing is performed, an impairment loss is recognized when the amount by which the carrying value of the reporting unit exceeds its fair value. A reporting unit can be a segment or an operating division based on the operations of the segment. Our Chemicals Segment is one reporting unit.

In performing a quantitative test for impairment of goodwill, we use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of the reporting unit. When performing an income approach method considerable management judgment is necessary to derive the primary assumptions used in estimating fair value under the discounted cash flow model including forecasted revenue, gross margin, operating expenses, capital expenditures, discount rate and the tax rate. Additionally, management judgment is necessary for the assumptions used to determine fair value under the guideline public company method including the selection of guideline companies and the valuation multiples applied. We performed our annual goodwill impairment test in the third quarter of 2025 for our Chemicals Segment goodwill and concluded there was no impairment of such goodwill.

Estimating the fair value of a reporting unit requires the use of estimates and significant judgments that are based on a number of factors including actual operating results and future expectations such as global demand, product pricing, input costs and general economic trends. The judgments and estimates described above could change in future periods or the actual results may differ from the forecast and could result in the recognition of a material goodwill impairment.

Long-lived assets – The net book value of our property and equipment totaled $751.6 million at December 31, 2025. We assess property and equipment for impairment only when circumstances indicate an impairment may exist. Our determination is based upon, among other things, our estimates of the amount of future net cash flows to be generated by the long-lived asset (Level 3 inputs) and our estimates of the current fair value of the asset. Significant judgment is required in estimating such cash flows. Adverse changes in such estimates of future net cash flows or estimates of fair value could result in an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge to be recognized in the future. We do not assess our property and equipment for impairment unless certain impairment indicators are present. We did not evaluate any long-lived assets for impairment during 2025 because no such impairment indicators were present.

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

Defined benefit pension plans – We maintain various defined benefit pension plans in the U.S., Europe and Canada. See Note 11 to our Consolidated Financial Statements. We recognized consolidated defined benefit pension plan expense of $18.4 million in 2023, $9.4 million in 2024 and $38.7 million in 2025. The amount of funding requirements for these defined benefit pension plans is generally based upon applicable regulations (such as ERISA in the U.S.) and will generally differ from pension expense for financial reporting purposes. We made contributions to all of our defined benefit pension plans of $16.3 million in 2023, $16.4 million in 2024 and $15.9 million in 2025. In accordance with applicable U.S. pension regulations, effective June 30, 2025, NL began the process of terminating the U.S. pension plan, which includes the purchase of annuity contracts from third-party insurance companies for the purpose of paying benefits to plan participants.  The annuity contracts were purchased on December 16, 2025 from “A” rated third-party insurance companies in settlement of all remaining obligations to the pension plan participants. The annuity purchase was funded with existing plan assets.  In connection with the settlement, we recognized a non-cash settlement loss on the U.S. pension plan termination and buy-out of approximately $28.7 million, which is included in our other components of net periodic pension and OPEB cost on our Consolidated Statements of Operations for the year ended December 31, 2025. This charge represents the previously unrecognized actuarial losses and prior service costs that were accumulated in other comprehensive loss. Following the settlement, surplus U.S. pension assets will be used, as permitted by the applicable regulations, to fund obligations associated with our Chemicals Segment’s U.S. defined contribution profit sharing plan. Such surplus assets are included in pension assets on our Consolidated Balance Sheet.

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

At December 31, 2025, approximately 72%, 15% and 8% of the projected benefit obligations related to our plans in Germany, Canada, Norway, respectively. We use several different discount rate assumptions in determining our consolidated defined benefit pension plan obligation and expense. This is because we maintain defined benefit pension plans in several different countries in Europe and North America and the interest rate environment differs from country to country.

We used the following discount rates for our defined benefit pension plans:

	Discount rates used for:
	Obligations	Obligations	Obligations
	at December 31, 2023	at December 31, 2024	at December 31, 2025
	and expense in 2024	and expense in 2025	and expense in 2026
Kronos and NL Plans:
Germany	3.2%	3.4%	4.2%
Canada	4.6%	4.6%	4.7%
Norway	3.6%	4.3%	4.4%
U.S.	5.0%	5.5%	—

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

All of plan assets attributable to non-U.S. and U.S. plans related to plans maintained by Kronos. At December 31, 2025, approximately 65%, 18% and 11% of the plan assets related to our Kronos plans in Germany, Canada and

Norway, respectively. We use several different long-term rates of return on plan asset assumptions in determining our consolidated defined benefit pension plan expense. This is because the plan assets in different countries are invested in a different mix of investments and the long-term rates of return for different investments differ from country to country.

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

The assumed long-term rates of return on plan assets used for purposes of determining net period pension cost for 2023, 2024 and 2025 were as follows:

	2023	2024	2025
Kronos and NL plans:
Germany	4.8%	5.0%	4.8%
Canada	4.4%	4.9%	3.7%
Norway	4.8%	4.8%	5.3%
U.S.	5.0%	5.0%	5.0%

Our long-term rate of return on plan asset assumptions in 2026 used for purposes of determining our 2026 defined benefit pension plan expense for Germany, Canada and Norway are 4.8%, 3.7% and 5.6%, respectively.

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

Based on the actuarial assumptions described above and our current expectation for what actual average currency exchange rates will be during 2026, we expect our defined benefit pension expense will approximate $8 million in 2026. In comparison, we expect to be required to contribute approximately $17 million to such plans during 2026.

As noted above, defined benefit pension expense and the amounts recognized as accrued pension costs are based upon the actuarial assumptions discussed above. We believe all of the actuarial assumptions used are reasonable and appropriate. However, if we had lowered the assumed discount rate by 25 basis points for all plans as of December 31, 2025, our aggregate projected benefit obligations would have increased by approximately $17 million at that date and our defined benefit pension expense would be expected to increase by a nominal amount during 2026. Similarly, if we lowered the assumed long-term rate of return on plan assets by 25 basis points for all of our plans, our defined benefit pension expense would be expected to increase by approximately $1 million during 2026.

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

We periodically review our deferred tax assets (“DTA”) to determine if a valuation allowance is required. For example, at December 31, 2025, our Chemicals Segment has significant German corporate and trade net operating loss (“NOL”) carryforwards of $510.8 million (DTA of $57.2 million) and $46.3 million (DTA of $5.0 million), respectively. We also have U.S. federal NOL carryforwards of $58.1 million (DTA of $12.2 million). At December 31, 2025, we have concluded no valuation allowance is required to be recognized for our German and U.S. DTAs principally because such carryforwards have an indefinite carryforward period and we currently expect to utilize the remainder of such carryforwards over the long term. Although prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German or U.S. operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

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

Contingencies – We record accruals for environmental, legal and other contingencies and commitments when estimated future expenditures associated with such contingencies become probable, and amounts can be reasonably estimated. However, new information may become available to us, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). At December 31, 2025 we have recorded total accrued environmental liabilities of $17.5 million.

Obligations for environmental remediation and related costs are difficult to assess, and it is possible that actual costs for environmental remediation and related costs will exceed accrued amounts or that costs will be incurred in the future for sites in which we cannot currently estimate the liability. If these events occur in 2026, our corporate expense could be higher than we currently estimate. In addition, we adjust our accruals for environmental remediation and related costs (and potential range of our liabilities) as further information becomes available to us or as circumstances change which involves our judgment regarding current facts and circumstances for each site and is subject to various assumptions and estimates. Such further information or changed circumstances could result in an increase in our accrued environmental remediation and related costs. See Note 18 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flows

Operating Activities –

Trends in cash flows as a result of our operating activities (excluding the impact of significant asset dispositions and relative changes in assets and liabilities) are generally similar to trends in our earnings. In addition to the impact of the operating, investing and financing cash flows discussed below, changes in the amount of cash, cash equivalents and restricted cash we report from year to year can be impacted by changes in currency exchange rates, since a portion of our cash, cash equivalents and restricted cash is held by our Chemicals Segment’s non-U.S. subsidiaries. For example, during 2025, relative changes in currency exchange rates resulted in a $4.5 million increase in the reported amount of our cash, cash equivalents and restricted cash compared to a $.1 million decrease in 2024 and a $1.0 million increase in 2023.

Cash flows from operating activities decreased to a use of $35.5 million in 2025 from cash provided of $44.0 million in 2024. This $79.5 million decrease in operating cash flows in 2025 includes:

●	a consolidated operating income of $63.3 million in 2025, a decrease of $147.4 million compared to operating income of $210.7 million in 2024;
●	lower amount of net cash used of $155.7 million associated with relative changes in our receivables, inventories, land held for development, payables and accrued liabilities in 2025;
●	higher cash paid for environmental remediation and related costs in 2025 of $56.7 million primarily due to the payment of a settlement for an environmental remediation site (see Note 18 to our Consolidated Financial Statements);
●	higher net cash paid for income taxes in 2025 of $10.3 million primarily due to the timing of tax payments;
●	higher cash paid for interest in 2025 of $6.7 million; and
●	lower net contributions to our TiO2 manufacturing joint venture in 2025 of $2.7 million as the result of obtaining control of LPC in July 2024.

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

As noted in our discussion of our Real Estate Management and Development segment above, we have sold all of the land in our residential/planned community, and in accordance with our development agreement with the City of Henderson and our contractual obligations with builders, we expect to complete our land development obligations over the next two years. Because we have largely received cash proceeds from land sales, we expect LandWell to generate negative operating cash flows as it completes its required land development work.

Changes in working capital were affected by accounts receivable and inventory changes, as shown below:

●	Kronos’ average days sales outstanding (“DSO”) at December 31, 2025 was comparable to December 31, 2024.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2024 to December 31, 2025 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the fourth quarter of 2025 compared to the fourth quarter of 2024 when Kronos’ production volumes exceeded its sales volumes.
●	CompX’s average DSO at December 31, 2025 was comparable to December 31, 2024.
●	CompX’s average DSI increased from December 31, 2024 to December 31, 2025 primarily due to increased inventory at both the security products and marine components reporting units as a result of higher raw material and production costs and to meet expected customer demand.

For comparative purposes, we have also provided comparable prior year numbers below.

	December 31,	December 31,	December 31,
	2023	2024	2025
Kronos:
Days sales outstanding	66 days	62 days	61 days
Days sales in inventory	65 days	82 days	57 days
CompX:
Days sales outstanding	36 days	33 days	33 days
Days sales in inventory	95 days	94 days	108 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$5.5	$72.5	$2.3
Valhi exclusive of subsidiaries	40.7	60.6	32.4
CompX	25.8	22.9	22.9
NL exclusive of subsidiaries	21.6	36.7	(36.0)
Tremont exclusive of subsidiaries	11.2	(.4)	15.4
BMI	13.2	2.6	10.4
LandWell	17.5	(16.1)	25.7
Eliminations and other	(131.6)	(134.8)	(108.6)
Total	$3.9	$44.0	$(35.5)

Investing Activities –

During 2025:

●	we had net purchases of $1.2 million related to marketable securities.

During 2024:

●	Kronos paid $156.8 million, net of cash acquired, for the remaining TiO2 manufacturing joint venture interest in LPC; see Note 3 to our Consolidated Financial Statements;
●	we had net proceeds of $54.3 million related to marketable securities; and
●	we had net proceeds from the sale of land not used in our operations of $5.6 million.

During 2023:

●	we had net proceeds of $19.3 million of marketable securities; and
●	we had net proceeds from the sale of land not used in our operations of $1.8 million.

Financing Activities –

During 2025:

●	Kronos had net repayments of $11.3 million on its revolving credit facility;
●	Kronos International, Inc. (“KII”) issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional Notes”), the proceeds of which were used to refinance the 3.75% Senior Secured Notes that matured in September 2025;
●	we repaid $21.0 million under the Contran credit facility; and

During 2024:

●	we repaid $48.8 million on Valhi’s credit facility with Contran; and
●	Kronos exchanged €325 million of its Kronos International, Inc. (“KII”) 3.75% Senior Secured Notes due September 2025 (the “Old Notes”) for KII’s newly issued €276.174 million 9.50% Senior Secured Notes due March 2029 (the “New Notes”) plus additional cash consideration of $52.6 million to certain eligible holders of the Old Notes and borrowed $53.7 million from Contran. In the third quarter Kronos issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029.

During 2023:

●	we repaid $28.0 million on Valhi’s credit facility with Contran; and
●	Kronos acquired 313,814 shares of its common stock for an aggregate purchase price of $2.8 million.

We paid aggregate cash dividends on our common stock of $9.1 million in 2023, 2024 and 2025, respectively. Distributions to noncontrolling interest in 2023, 2024 and 2025 are primarily comprised of: CompX dividends paid to shareholders other than NL; Kronos dividends paid to shareholders other than us and NL, and BMI and LandWell dividends paid to shareholders other than us.

Outstanding Debt Obligations

At December 31, 2025, our consolidated indebtedness was comprised of:

●	Valhi’s $23.6 million outstanding on its $125 million amended credit facility with Contran which is due no earlier than December 31, 2027;
●	€426.174 million aggregate outstanding on Kronos’ 9.50% Senior Secured Notes due 2029 ($503.7 million carrying amount, net of unamortized premium and unamortized debt issuance costs);
●	$53.7 million outstanding on Kronos’ subordinated, unsecured term loan from Contran due September 2029 (the “Contran Term Loan”); and
●	$10.7 million outstanding on LandWell’s bank loan due April 2036.

Availability under Kronos’ Global Revolver is subject to a borrowing base calculation, as defined in the agreement. The borrowing base calculated as of December 31, 2025 was approximately $251 million. Effective July 17, 2025, Kronos completed an amendment to its Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from $300 million to $350 million and increased the Belgian and German sub-limits from €30 million and €60 million to €55 million and €85 million, respectively, allowing greater access to Euro denominated borrowings. The maturity date of the Global Revolver remains July 2029. On September 15, 2025, KII issued the Additional Notes, the proceeds of which were used to refinance the 3.75% Senior Secured Notes (€75 million aggregate principal amount) that matured in September 2025. The Additional Notes were issued as additional notes to the existing €351.174 million aggregate principal amount of 9.50% Senior Secured Notes due 2029 issued on February 12, 2024 and July 30, 2024 (the “Existing Notes”). The Additional Notes were issued at a premium of 105.0% of their principal amount, resulting in net proceeds of approximately $90 million after fees and estimated expenses. The Additional Notes are fungible with the Existing Notes, are treated as a single series and have the same terms as the Existing Notes, other than their date of issuance and issue price. See Note 9 to our Consolidated Financial Statements.

The Contran Term Loan is subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 to our Consolidated Financial Statements. We are in compliance with all of our debt covenants at December 31, 2025. We believe we will be able to continue to comply with the financial covenants contained in our credit facilities through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending December 31, 2026) and long-term obligations (defined as the five-year period ending December 31, 2030). In this regard, see the discussion above in “Outstanding Debt Obligations.” Kronos’ Global Revolver matures in July 2029, and at December 31, 2025 Kronos had total availability for borrowing of approximately $251 million less any amounts outstanding. The borrowing base is calculated at least quarterly, and the amount available for borrowing may change based on applicable period end balances. See Note 9 to our Consolidated Financial Statements. If actual developments differ from our expectations, our liquidity could be adversely affected.

At December 31, 2025, we had credit available under existing facilities of approximately $352 million, which was comprised of:

●	$251 million under Kronos’ global revolving credit facility; and
●	$101(1) million under Valhi’s Contran credit facility.
(1)	Amounts available under this facility are at the sole discretion of Contran.

At December 31, 2025, we had an aggregate of $237.7 million of restricted and unrestricted cash, cash equivalents and marketable securities attributable to operations. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$42.5	$40.1
CompX	54.1	—
NL exclusive of its subsidiaries	60.0	—
BMI	10.1	—
Tremont exclusive of its subsidiaries	23.0	—
LandWell	47.9	—
Valhi exclusive of its subsidiaries	.1	—
Total cash and cash equivalents, restricted cash and marketable securities	$237.7	$40.1

Following the implementation of a territorial tax system under the 2017 Tax Act, repatriation of any cash and cash equivalents held by our non-U.S. subsidiaries would not be expected to result in any material income tax liability as a result of such repatriation.

Capital Expenditures and Other Investments –

We currently expect our aggregate capital expenditures for 2026 will be approximately $64 million (including approximately $11 million contractually committed at December 31, 2025) as follows:

●	$60 million by our Chemicals Segment, including approximately $30 million in the area of environmental compliance, protection and improvement; and
●	$4 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $39 million on land development costs during 2026, including approximately $3 million contractually committed at December 31, 2025. Land development costs are included in the determination of cash provided by operating activities.

Capital spending for 2026 is expected to be funded through cash generated from operations or borrowing under our existing credit facilities. Planned capital expenditures in 2026 at Kronos and CompX will primarily be to maintain and improve existing facilities and, as it relates to CompX, to meet expected customer demand and maintain technology infrastructure. In addition, Kronos’ capital expenditures in the area of environmental compliance, protection and improvement include expenditures which are primarily focused on increased operating efficiency but also result in improved environmental protection, such as lower emissions from our manufacturing plants.

Repurchases of our Common Stock and Common Stock of our Subsidiaries –

We have in the past, and may in the future, make repurchases of our common stock in market or privately-negotiated transactions. At December 31, 2025, we had approximately .3 million shares of our common stock available for repurchase under the authorizations described in Note 16 to our Consolidated Financial Statements.

At December 31, 2025, Kronos had approximately 1.0 million shares of its common stock available for repurchase under the authorization described in Note 3 to our Consolidated Financial Statements.

At December 31, 2025, CompX had approximately .5 million shares of its Class A common stock available for repurchase under the authorization described in Note 3 to our Consolidated Financial Statements.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.05 per share in each quarter of 2025 for which we received $11.6 million. In February 2026 the Kronos board of directors approved a quarterly dividend of $.05 per share. If Kronos were to pay its $.05 per share dividend in each quarter of 2026 based on the 58.0 million shares we held of Kronos common stock at December 31, 2025, during 2026 we would receive aggregate regular dividends from Kronos of $11.6 million. NL paid a quarterly dividend of $.09 per share in 2025 for which we received $14.5 million. In August 2025 the NL board of directors declared a special dividend of $.21 per share on its common stock. We received $8.5 million from this dividend, which is not expected to be recurring. In February 2026 the NL board of directors approved a quarterly dividend of $.10 per share. If NL were to pay its $.10 per share dividend in each quarter of 2026 based on the 40.4 million shares we held of NL common stock at December 31, 2025, during 2026 we would receive aggregate quarterly dividends from NL of $16.2 million. BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $17.6 million in 2023, $4.0 million in 2024 and $19.5 million in 2025. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos Worldwide, Inc. held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the amount of the most recent closing price of the Kronos stock. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Consolidated Financial Statements. There is $.5 million outstanding under this facility at December 31, 2025.

We have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2027. We had gross borrowings of $27.9 million and gross repayments of $30.5 million with CompX for a total outstanding balance of $10.6 million at December 31, 2023. We had gross borrowings of $25.0 million and gross repayments of $26.3 million with CompX for a total outstanding balance of $9.3 million at December 31, 2024. We had gross borrowings of $15.7 million and gross repayments of $17.0 million with CompX for a total outstanding balance of $8.0 million at December 31, 2025.We could borrow an additional $17.0 million under our current intercompany facility with CompX at December 31, 2025. CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

As described in the Notes 7, 9 and 18 to our Consolidated Financial Statements, we are a party to various debt, lease and other agreements which contractually and unconditionally commit us to pay certain amounts in the future. Our obligations related to the long-term supply contracts for the purchase of TiO2 feedstock are more fully described in Note 18 to our Consolidated Financial Statements and above in “Business – Chemicals Segment – Kronos Worldwide, Inc. – Raw Materials.” CompX has purchase obligations of $13.9 million ($13.4 million payable in 2026 and $.5 million payable in 2027/2028) which consist of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and for capital projects in process at December 31, 2025. The timing and amount for purchase obligations are based on the contractual payment amount and the contractual payment date for those commitments.

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

At December 31, 2025, our aggregate indebtedness was comprised primarily of Kronos’ fixed-rate, euro-denominated KII 9.50% Senior Secured Notes due 2029. The fixed-rate debt instruments minimize earnings volatility that would result from changes in interest rates. The Kronos Global Revolver is a variable-rate instrument, and Kronos had no borrowings outstanding at December 31, 2025. The following table presents principal amounts and weighted average interest rates for our aggregate outstanding indebtedness at December 31, 2025. Information shown below for Kronos’ euro-denominated 9.50% Senior Secured Notes due 2029 is presented in its U.S. dollar equivalent at December 31, 2025 (net of unamortized debt issuance costs of $6.9 million, in addition to an unamortized bond premium of $9.0 million) using an exchange rate of U.S. $1.177 per euro. In addition, at December 31, 2025, Kronos has a $53.7 million subordinated, unsecured term loan payable to a related party, Contran, due September 2029, and Valhi has $23.6 million outstanding on an unsecured revolving credit facility with Contran. See Notes 9 and 19 to our Consolidated Financial Statements.

	Indebtedness Amount		Year end
	Carrying	Fair	interest	Maturity
	value	value	rate	date

	(In millions)
Fixed-rate indebtedness:
Kronos fixed-rate 9.50% Senior Secured Notes due 2029	$503.7	$469.9	9.50%	2029
LandWell bank note payable	10.7	10.7	4.76%	2036
Total fixed-rate indebtedness	$514.4	$480.6	9.40%

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

We periodically use currency forward contracts to manage a very nominal portion of currency exchange rate risk associated with trade receivables denominated in a currency other than the holder’s functional currency or similar exchange rate risk associated with future sales. We have not entered into these contracts for trading or speculative purposes in the past. However, we may enter into such contracts in the future to manage our currency exchange rate risk. In the first quarter of 2025, Kronos entered into a currency forward contract in order to manage currency exchange rate risk associated with the maturity in September 2025 of its €75 million 3.75% Senior Secured Notes due 2025. The contract was settled in August 2025, resulting in an overall transaction gain of $2.8 million. See Note 19 to our Consolidated Financial Statements. At December 31, 2025, we had no currency forward contracts outstanding.

Also, we are subject to currency exchange rate risk associated with Kronos’ Senior Secured Notes due 2029, as such indebtedness is denominated in euros. At December 31, 2025, we had the equivalent of $503.7 million outstanding under Kronos’ euro-denominated KII 9.5% Senior Secured Notes due 2029 (exclusive of unamortized bond premium and debt issuance costs). The potential increase in the U.S. dollar equivalent of such indebtedness resulting from a hypothetical 10% adverse change in exchange rates at December 31, 2025 would be approximately $50 million.

See Notes 1 and 19 to our Consolidated Financial Statements for a discussion of the assumptions we used to estimate the fair value of the financial instruments to which we are a party at December 31, 2024 and 2025.

Raw Materials  – Our Chemicals Segment is exposed to market risk from changes in commodity prices relating to our raw materials. As discussed in Item 1, we generally enter into long-term supply agreements for certain of our raw material requirements. Some of our raw material contracts contain fixed quantities we are required to purchase, or specify a range of quantities within which we are required to purchase. Raw material pricing under these agreements is generally negotiated quarterly or semi-annually depending upon the suppliers. For certain raw material requirements we do not have long-term supply agreements either because we have assessed the risk of the unavailability of those raw materials and/or the risk of a significant change in the cost of those raw materials to be low, or because long-term supply agreements for those raw materials are generally not available.

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures –

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Our evaluation of the effectiveness of internal control over financial reporting is based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (commonly referred to as the “2013 COSO” framework). Based on our evaluation under that framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

This annual report does not include an attestation report of our registered public accounting firm regarding the effectiveness of our internal control over financial reporting as of December 31, 2025. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Other –

As permitted by the SEC, our assessment of internal control over financial reporting excludes internal control over the preparation of any financial statement schedules which would be required by Article 12 of Regulation S-X.

Changes in Internal Control over Financial Reporting –

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certifications –

Our chief executive officer is required to annually file a certification with the New York Stock Exchange, or NYSE, certifying our compliance with the corporate governance listing standards of the NYSE. During 2025, our chief executive officer filed such annual certification with the NYSE. The 2025 certification was unqualified.

Our chief executive officer and chief financial officer are also required to, among other things, file quarterly certifications with the SEC regarding the quality of our public disclosures, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications for the quarter ended December 31, 2025 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2026 definitive proxy statement we will file with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Valhi Proxy Statement”).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2026 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2026 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2026 proxy statement. See also Note 17 to our Consolidated Financial Statements.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2026 proxy statement.

PART IV

ITEM 15.EXHIBITS

(a)	and (c) Financial Statements

The Registrant

Our Consolidated Financial Statements listed on the accompanying Index of Financial Statements (see page F-1) are filed as part of this Annual Report.

50%-or-less owned persons

We are not required to provide any consolidated financial statements pursuant to Rule 3-09 of Regulation S-X.

(b)	Exhibits

Included as exhibits are the items listed in the Exhibit Index. We have retained a signed original of any of these exhibits that contain signatures, and we will provide such exhibit to the Commission or its staff upon request. We will furnish a copy of any of the exhibits listed below upon request and payment of $4.00 per exhibit to cover our costs of furnishing the exhibits. Such requests should be directed to the attention of our Corporate Secretary at our corporate offices located at 5430 LBJ Freeway, Suite 1700, Dallas, Texas 75240. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we will furnish to the Commission upon request any instrument defining the rights of holders of long-term debt issues and other agreements related to indebtedness which do not exceed 10% of our consolidated total assets as of December 31, 2025.

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

Item No.	Exhibit Index
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

10.13.1

First Supplemental Indenture dated as of July 30, 2024, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 30, 2024.

10.13.2

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

10.13.3

Third Supplemental Indenture dated as of September 15, 2025, by and among Kronos International, Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, paying agent, transfer agent and registrar - incorporated by reference to Exhibit 10.1 to the Kronos Worldwide, Inc’s Current Report on Form 8-K filed by September 15, 2025.

10.14.1

Pledge Agreement, dated as of September 13, 2017, among Kronos International, Inc. the guarantors named therein and Deutsche Bank Trust Company Americas, as collateral agent – incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated September 13, 2017 and filed by Kronos Worldwide, Inc. on September 13, 2017.

10.14.2

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

10.14.3

Additional Notes Priority Joinder Agreement dated July 30, 2024, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent – incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 30, 2024.

10.14.4

Pledge Amendment dated as of August 8, 2024, to the Pledge Agreement dated as of September 13, 2017, executed by Kronos Louisiana, Inc. and Kronos LPC, LLC regarding additional pledged securities – incorporated by reference to Exhibit 10.3 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.14.5

Additional Notes Priority Joinder Agreement dated September 15, 2025, executed by Deutsche Bank Trust Company Americas, as trustee and collateral agent - incorporated by reference to Exhibit 10.2 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed September 15, 2025.

10.15

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

10.15.1

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

10.15.2

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

10.15.3

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

10.15.4

Fourth Amendment to Credit Agreement dated July 17, 2025 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 17, 2025.

10.15.5

Fifth Amendment to Credit Agreement dated December 2, 2025 among Kronos Worldwide, Inc., Kronos Louisiana, Inc., Kronos (US), Inc., Kronos Canada, Inc., Kronos Europe NV, Kronos Titan GmbH, Wells Fargo Bank, National Association, as administrative agent, and the lenders a party thereto – incorporated by reference to Exhibit 10.11.5 of Kronos Worldwide, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 9, 2026.

10.16

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

10.16.1

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

10.16.2

Joinder No. 1 dated as of August 7, 2024, joining Louisiana Pigment Company, L.P. and Kronos LPC, LLC to the Guaranty and Security Agreement dated as of April 20, 2021, as amended – incorporated by reference to Exhibit 10.6 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.17

Unsecured Subordinated Term Promissory Note dated February 12, 2024 in the principal amount of $53,705,000 executed by Kronos Worldwide, Inc. and the guarantors named therein and payable to the order of Contran Corporation – incorporated by reference to Exhibit 4.5 to Kronos Worldwide, Inc.’s  Current Report on Form 8-K filed February 12, 2024.

10.17.1

First Amendment to Unsecured Subordinated Term Promissory Note dated February 12, 2024, executed by Kronos Worldwide, Inc. and Contran Corporation as of August 7, 2024 – incorporated by reference to Exhibit 10.6 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Item No.	Exhibit Index
10.18

Purchase and Sale Agreement dated July 16, 2024 by and between Kronos Louisiana, Inc., Kronos Worldwide, Inc., Venator Investments, Ltd. and Venator Materials PLC – incorporated by reference to Exhibit 10.1 to Kronos Worldwide, Inc.’s Current Report on Form 8-K filed July 17, 2024.

10.18.1

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

10.19**	Unsecured Revolving Demand Promissory Note dated December 31, 2025 in the principal amount of $125.0 million executed by Valhi, Inc. and payable to the order of Contran Corporation.

10.20

Collateral Agreement dated March 12, 2013 between Valhi, Inc. and Contran Corporation – incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 11, 2019.

10.21

Consent Decree effective February 10, 2025, among NL Industries, Inc., the United States of America (on behalf of several agencies) and certain other plaintiff parties and defendant parties, relating to the Raritan Bay Slag Superfund Site – incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 6, 2025.

19.1	Valhi, Inc. Insider Trading Policy – incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 6, 2025.

21.1**	Subsidiaries of Valhi, Inc.

23.1**	Consent of PricewaterhouseCoopers LLP with respect to Valhi’s Consolidated Financial Statements

31.1**	Certification

31.2**	Certification

32.1**	Certification

97*	Policy for the Recovery of Erroneously Awarded Compensation – incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS **	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH **	Inline XBRL Taxonomy Extension Schema

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract, compensatory plan or agreement.

**Filed herewith.

(P)Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALHI, INC.
(Registrant)

By:	/s/ Michael S. Simmons
Michael S. Simmons, March 10, 2026
(Vice Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Loretta J. Feehan	/s/ Michael S. Simmons
Loretta J. Feehan, March 10, 2026 (Chair of the Board (non-executive))	Michael S. Simmons, March 10, 2026 (Vice Chairman of the Board, President and Chief Executive Officer)

/s/ Thomas E. Barry	/s/ Amy Allbach Samford
Thomas E. Barry, March 10, 2026 (Director)	Amy Allbach Samford, March 10, 2026 (Executive Vice President and Chief Financial Officer)

/s/ Terri L. Herrington	/s/ Edward R. Moore
Terri L. Herrington, March 10, 2026 (Director)	Edward R. Moore, March 10, 2026 (Vice President and Controller)

/s/ Gina A. Norris
Gina A. Norris, March 10, 2026 (Director)

/s/ Mary A. Tidlund
Mary A. Tidlund, March 10, 2026 (Director)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Valhi, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valhi, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Annual Goodwill Impairment Assessment – Chemicals Reporting Unit

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s goodwill balance was $382.3 million as of December 31, 2025, and the goodwill associated with the Chemicals reporting unit was $355.2 million. Management evaluates goodwill for impairment, annually or when events or changes in circumstances indicate the carrying value may not be recoverable. As disclosed by management, in performing a quantitative test for impairment of goodwill, management uses the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of the reporting unit. When performing an income approach method considerable management judgment is necessary to derive the primary assumptions used in estimating fair value under the discounted cash flow model including forecasted revenue, gross margin, operating expenses, capital expenditures, discount rate and the tax rate. Additionally, management judgment is necessary for the assumptions used to determine fair value under the guideline public company method including the selection of guideline companies and the valuation multiples applied.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Chemicals reporting unit is a critical matter are (i) the significant judgment by management when developing the fair value estimate of the Chemicals reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue, gross margin, operating expenses, and the discount rate used in the discounted cash flow method and the valuation multiples applied in the guideline public company method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate of the Chemicals reporting unit; (ii) evaluating the appropriateness of the discounted cash flow and guideline public company methods used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow and guideline public company methods; and iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue, gross margin, operating expenses, and the discount rate used in the discounted cash flow method and the valuation multiples applied in the guideline public company method. Evaluating management’s assumptions related to forecasted revenue, gross margin, and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Chemicals reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and guideline public company methods and (ii) the reasonableness of the discount rate and valuation multiples assumptions.

Revenue Recognition – Chemicals Segment

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s net sales from the Chemicals segment were $1,859.4 million for the year ended December 31, 2025. The Company’s sales involve single performance obligations to ship products pursuant to customer purchase orders. The Company records revenue when performance obligations are satisfied by transferring control of products to its customers, which generally occurs at point of shipment or upon delivery. Sales arrangements with consignment customers occur when product is shipped to a consignment customer location but the Company maintains control until the product is used in the customer’s manufacturing process. In these instances, the Company recognizes revenue when the consignment customer uses its product. Revenue is recorded in an amount that reflects the net consideration the Company expects to receive in exchange for its products.

The principal consideration for our determination that performing procedures relating to revenue recognition for the Chemicals segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for the Chemicals segment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the Chemicals segment. These procedures also included, among others (i) testing revenue recognized for a sample of Chemicals segment revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, or where applicable, evidence of consignment usage, and cash receipts and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, or where applicable, evidence of consignment usage, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2026

We have served as the Company’s auditor since 1987.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,
	2024	2025
Current assets:
Cash and cash equivalents	$348.3	$214.0
Restricted cash equivalents	24.8	8.6
Marketable securities	1.9	2.9
Accounts and other receivables, net	325.7	313.9
Receivables from affiliates	.8	3.1
Refundable income taxes	1.3	1.9
Inventories, net	685.8	659.8
Prepaid expenses and other	65.1	54.9
Total current assets	1,453.7	1,259.1

Other assets:
Marketable securities	5.7	6.1
Goodwill	382.3	382.3
Deferred income taxes	53.8	35.2
Pension asset	19.8	20.4
Other assets	161.5	177.6
Total other assets	623.1	621.6

Property and equipment:
Land	74.7	79.4
Buildings	282.6	311.7
Equipment	1,312.0	1,464.2
Mining properties	76.0	91.8
Construction in progress	41.7	45.0
	1,787.0	1,992.1
Less accumulated depreciation and amortization	1,063.6	1,240.5
Net property and equipment	723.4	751.6
Total assets	$2,800.2	$2,632.3

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2024	2025
Current liabilities:
Current maturities of long-term debt	$79.0	$.8
Accounts payable	250.0	231.3
Accrued liabilities	199.1	198.6
Accrued environmental remediation and related costs	59.7	2.8
Accrued litigation settlement	16.4	—
Payables to affiliates	17.1	1.4
Income taxes	22.5	14.4
Total current liabilities	643.8	449.3

Noncurrent liabilities:
Long-term debt	484.4	590.9
Accrued pension costs	117.6	80.9
Accrued environmental remediation and related costs	14.9	14.7
Deferred income taxes	57.7	55.8
Other liabilities	102.7	77.0
Total noncurrent liabilities	777.3	819.3

Equity:
Preferred stock, $.01 par value; 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 50.0 million shares authorized; 29.6 million shares issued and outstanding	.3	.3
Additional paid-in capital	669.9	670.3
Retained earnings	574.7	508.0
Accumulated other comprehensive loss	(159.2)	(105.8)
Treasury stock, at cost - 1.1 million shares	(49.6)	(49.6)
Total Valhi stockholders' equity	1,036.1	1,023.2
Noncontrolling interest in subsidiaries	343.0	340.5
Total equity	1,379.1	1,363.7
Total liabilities and equity	$2,800.2	$2,632.3

Commitments and contingencies (Notes 3, 14, 17 and 18)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2023	2024	2025
Revenues and other income:
Net sales	$1,921.7	$2,104.8	$2,077.0
Other income, net	55.4	61.8	59.1
Total revenues and other income	1,977.1	2,166.6	2,136.1

Cost and other expense (income):
Cost of sales	1,676.5	1,680.3	1,781.6
Selling, general and administrative	277.4	256.2	312.3
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	(64.5)	—
Gain on remeasurement of earn-out liability	—	—	(4.6)
Other components of net periodic pension and OPEB expense	11.8	2.6	32.7
Interest	28.3	49.9	57.1
Other	2.6	(2.1)	—
Total costs and other expense	1,996.6	1,922.4	2,179.1

Income (loss) before income taxes	(19.5)	244.2	(43.0)
Income tax expense (benefit)	(24.6)	82.9	11.9
Net income (loss)	5.1	161.3	(54.9)
Noncontrolling interest in net income of subsidiaries	15.0	53.3	2.7
Net income (loss) attributable to Valhi stockholders	$(9.9)	$108.0	$(57.6)

Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$(.35)	$3.79	$(2.02)

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2023	2024	2025
Net income (loss)	$5.1	$161.3	$(54.9)
Other comprehensive income (loss), net of tax:
Currency translation	3.6	(30.8)	29.4
Defined benefit pension plans	(5.9)	12.6	41.5
Other	(.6)	(.3)	.2
Total other comprehensive income (loss), net	(2.9)	(18.5)	71.1
Comprehensive income	2.2	142.8	16.2
Comprehensive income attributable to noncontrolling interest	13.7	48.5	20.4
Comprehensive income (loss) attributable to Valhi stockholders	$(11.5)	$94.3	$(4.2)

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2023, 2024 and 2025

(In millions)

				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling	Total
	stock	capital	earnings	loss	stock	interest	equity
Balance at December 31, 2022	$.3	$669.5	$494.8	$(143.9)	$(49.6)	$348.2	$1,319.3
Net income (loss)	—	—	(9.9)	—	—	15.0	5.1
Cash dividends - $.32 per share	—	—	(9.1)	—	—	—	(9.1)
Dividends paid to noncontrolling interest	—	—	—	—	—	(34.0)	(34.0)
Other comprehensive loss, net	—	—	—	(1.6)	—	(1.3)	(2.9)
Equity transactions with noncontrolling interest and other, net	—	—	—	—	—	(2.2)	(2.2)
Balance at December 31, 2023	.3	669.5	475.8	(145.5)	(49.6)	325.7	1,276.2
Net income	—	—	108.0	—	—	53.3	161.3
Cash dividends - $.32 per share	—	—	(9.1)	—	—	—	(9.1)
Dividends paid to noncontrolling interest	—	—	—	—	—	(31.2)	(31.2)
Other comprehensive loss, net	—	—	—	(13.7)	—	(4.8)	(18.5)
Equity transactions with noncontrolling interest and other, net	—	.4	—	—	—	—	.4
Balance at December 31, 2024	.3	669.9	574.7	(159.2)	(49.6)	343.0	1,379.1
Net income (loss)	—	—	(57.6)	—	—	2.7	(54.9)
Cash dividends - $.32 per share	—	—	(9.1)	—	—	—	(9.1)
Dividends paid to noncontrolling interest	—	—	—	—	—	(22.9)	(22.9)
Other comprehensive income, net	—	—	—	53.4	—	17.7	71.1
Equity transactions with noncontrolling interest and other, net	—	.4	—	—	—		.4
Balance at December 31, 2025	$.3	$670.3	$508.0	$(105.8)	$(49.6)	$340.5	$1,363.7

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2023	2024	2025
Cash flows from operating activities:
Net income (loss)	$5.1	$161.3	$(54.9)
Depreciation and amortization	54.1	66.7	66.4
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	(64.5)	—
Gain on remeasurement of earn-out liability	—	—	(4.6)
Premium on issuance of senior secured notes	—	6.0	4.4
Deferred income taxes	(50.3)	43.5	(9.5)
Benefit plan expense less than cash funding	(6.2)	(8.1)	(7.7)
Settlement loss on pension plan termination and buy-out	6.2	—	28.7
Fixed asset impairment	3.8	—	—
Noncash interest expense	2.0	3.1	1.2
Distributions from (contributions to) TiO2 manufacturing joint venture, net	3.1	(2.7)	—
Gain from sale of land	(1.5)	(.5)	—
Other, net	5.2	(.2)	4.7
Change in assets and liabilities:
Accounts and other receivables, net	(44.6)	(16.7)	37.1
Inventories, net	56.7	(41.0)	74.7
Land held for development, net	.8	5.3	5.2
Accounts payable and accrued liabilities	11.2	(60.2)	(106.3)
Income taxes	9.3	9.2	(11.8)
Accounts with affiliates	(27.8)	(6.6)	(29.6)
Other noncurrent assets	(9.5)	(29.5)	(22.3)
Other noncurrent liabilities	(19.3)	(15.1)	(24.0)
Other, net	5.6	(6.0)	12.8
Net cash provided by (used in) operating activities	3.9	44.0	(35.5)

Cash flows from investing activities:
Capital expenditures	(48.5)	(30.9)	(46.6)
Acquisition of remaining TiO2 manufacturing joint venture interest, net of cash acquired	—	(156.8)	—
Cash, cash equivalents and restricted cash of BWC	—	2.6	—
Purchases of marketable securities	(66.4)	(2.7)	(3.1)
Proceeds from disposal of marketable securities	85.7	57.0	1.9
Proceeds from land sales	1.8	5.6	—
Other, net	(1.6)	.2	—
Net cash used in investing activities	(29.0)	(125.0)	(47.8)

VALHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years ended December 31,
	2023	2024	2025
Cash flows from financing activities:
Kronos revolving credit facility:
Borrowings	$—	$158.6	$638.5
Payments	—	(148.9)	(649.8)
Payments on long-term debt	(29.8)	(102.2)	(109.7)
Kronos term loan from Contran	—	53.7	—
Proceeds from issuance of Kronos senior secured notes	—	80.2	88.0
Deferred financing fees	—	(9.3)	(2.0)
Valhi cash dividends paid	(9.1)	(9.1)	(9.1)
Distributions to noncontrolling interest in subsidiaries	(34.0)	(25.3)	(27.0)
Subsidiary treasury stock acquired	(2.9)	—	—
Other, net	(.1)	—	—
Net cash used in financing activities	(75.9)	(2.3)	(71.1)

Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(101.0)	(83.3)	(154.4)
Effect of exchange rates on cash	1.0	(.1)	4.5
Balance at beginning of year	562.0	462.0	378.6
Balance at end of year	$462.0	$378.6	$228.7

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$26.6	$45.1	$51.8
Income taxes, net	27.4	41.8	52.1
Noncash investing activities:
Change in accruals for capital expenditures	1.1	7.0	6.4

See accompanying Notes to Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Organization. We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 91% of our outstanding common stock at December 31, 2025. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at December 31, 2025, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

Investment in TiO2 manufacturing joint venture. We accounted for our investment in Louisiana Pigment Company, L.P. (“LPC”), which was operated as a 50%-owned manufacturing joint venture, by the equity method before Kronos’ acquisition of the remaining 50% joint venture interest in July 2024. Distributions received from and contributions to LPC were classified for statement of cash flow purposes using the “nature of distribution” approach under ASC Topic 230. See Note 3.

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

Property and equipment; depreciation expense. We state property and equipment at acquisition cost, including capitalized interest on borrowings during the actual construction period of major capital projects. In 2023, 2024 and 2025 we capitalized $1.9 million, $1.0 million and $1.8 million, respectively, of interest costs. We compute depreciation of property and equipment for financial reporting purposes (including mining equipment) principally by the straight-line method over the estimated useful lives of the assets as follows:

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

We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset or asset group to the asset’s net carrying value to determine if a write-down to fair value is required. During the fourth quarter of 2023, our Chemicals Segment recorded a fixed asset impairment of $3.8 million related to the write-off of certain costs resulting from a capital project termination. Excluding this project, we did not evaluate any long-lived assets for impairment during 2023, 2024 or 2025 because no such impairment indicators were present.

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

Income taxes. We and our qualifying subsidiaries are members of Contran’s consolidated U.S. federal income tax group (the “Contran Tax Group”). We and certain of our qualifying subsidiaries also file consolidated income tax returns with Contran in various U.S. state jurisdictions. As a member of the Contran Tax Group, we are jointly and severally liable for the federal income tax liability of Contran and the other companies included in the Contran Tax Group for all periods in which we are included in the Contran Tax Group. See Note 17. As a member of the Contran Tax Group, we are a party to a tax sharing agreement which provides that we compute our tax provision for U.S. income taxes on a separate-company basis using the tax elections made by Contran. Pursuant to the tax sharing agreement, we make payments to or receive payments from Contran in amounts we would have paid to or received from the U.S. Internal Revenue Service (“IRS”) or the applicable state tax authority had we not been a member of the Contran Tax Group. We made cash payments for income taxes to Contran of $14.2 million in 2023, $19.1 million in 2024 and $18.5 million in 2025.

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities, including investments in our subsidiaries and affiliates who are not members of the Contran Tax Group and undistributed earnings of our Chemicals Segment’s non-U.S. subsidiaries which are not deemed to be permanently reinvested. At December 31, 2025, we continue to assert indefinite reinvestment as it relates to our outside basis difference attributable to our Chemicals Segment’s investments in non-U.S. subsidiaries, other than post-1986 undistributed earnings of our Chemicals Segment’s European subsidiaries and all undistributed earnings of our Chemicals Segment’s Canadian subsidiary, which are not subject to permanent reinvestment plans. It is not practical for us to determine the amount of the unrecognized deferred income tax liability related to our investments in our Chemicals Segment’s non-U.S. subsidiaries which are permanently reinvested due to the complexities associated with our organizational structure, changes in the Tax Cuts and Jobs Act (“2017 Tax Act”) and the U.S. taxation of such investments in the states in which we operate. Deferred income tax assets and liabilities for each tax-paying jurisdiction in which we operate are netted and presented as either a noncurrent deferred income tax asset or liability, as applicable. We periodically evaluate our deferred tax assets in the various taxing jurisdictions in which we operate and adjust any related valuation allowance based on the estimate of the amount of such deferred tax assets that we believe does not meet the more-likely-than-not recognition criteria.

The 2017 Tax Act imposed a tax on global intangible low-taxed income (“GILTI”). We record GILTI tax as a current period expense when incurred under the period cost method. While our future global operations depend on a number of different factors, we do expect to have future U.S. inclusions in taxable income related to GILTI.

We account for the tax effects of a change in tax law as a component of the income tax provision related to continuing operations in the period of enactment, including the tax effects of any deferred income taxes originally established through a financial statement component other than continuing operations (i.e., other comprehensive income (loss)).  Changes in applicable income tax rates over time as a result of changes in tax law, or times in which a deferred income tax asset valuation allowance is initially recognized in one year and subsequently reversed in a later year, can give rise to “stranded” tax effects in accumulated other comprehensive income in which the net accumulated income tax expense (benefit) remaining in accumulated other comprehensive income does not correspond to the then-applicable income tax rate applied to the pre-tax amount which resides in accumulated other comprehensive income (loss). As permitted by GAAP, our accounting policy is to remove any such stranded tax effect remaining in accumulated other comprehensive income, by recognizing an offset to our provision for income taxes related to continuing operations, only at the time when there is no remaining pre-tax amount in accumulated other comprehensive income. For accumulated other comprehensive income related to currency translation, this would occur only upon the sale or complete liquidation of one of our Chemicals Segment’s non-U.S. subsidiaries. For defined pension benefit plans and OPEB plans, this would occur whenever one of our subsidiaries which previously sponsored a defined benefit pension or OPEB plan had terminated such a plan and had no future obligation or plan asset associated with such a plan (such as in 2025 when our U.S. pension plan was terminated).

We record a reserve for uncertain tax positions (“UTPs”) for tax positions where we believe it is more-likely-than-not our position will not prevail with the applicable tax authorities. The amount of the benefit associated with our UTPs that we recognize is limited to the largest amount for which we believe the likelihood of realization is greater than 50%. We accrue penalties and interest on the difference between tax positions taken on our tax returns and the amount of benefit recognized for financial reporting purposes. We classify our reserves for uncertain UTPs in a separate current or noncurrent liability, depending on the nature of the tax position. See Note 14.

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

Revenue recognition. Chemicals and Component Products Segments – Our sales involve single performance obligations to ship our products pursuant to customer purchase orders. In some cases, the purchase order is supported by an underlying master sales agreement, but our purchase order acceptance generally evidences the contract with our customer by specifying the key terms of product and quantity ordered, price and delivery and payment terms. In accordance with ASC 606, Revenue from Contracts with Customers, we record revenue when we satisfy our performance obligations to our customers by transferring control of our products to them, which generally occurs at point of shipment or upon delivery. Such transfer of control is also evidenced by transfer of legal title and other risks and rewards of ownership (giving the customer the ability to direct the use of, and obtain substantially all of the benefits of, the product), and our customers becoming obligated to pay us and it is probable we will receive payment. In certain arrangements we provide shipping and handling activities after the transfer of control to our customer (e.g., when control transfers prior to delivery). In such arrangements shipping and handling are considered fulfillment activities, and accordingly, such costs are accrued when the related revenue is recognized. Sales arrangements with our Chemicals Segment’s consignment customers occur when its product is shipped to a consignment customer location but our Chemicals Segment maintains control until the product is used in the customer’s manufacturing process. In these instances, our Chemicals Segment recognizes revenue when the consignment customer uses its product, as control of its product has not passed to the customer until that time and all other revenue recognition criteria have been satisfied.

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

Selling, general and administrative expenses; shipping and handling costs; advertising costs; research and development costs. Selling, general and administrative expenses include costs related to marketing, sales, distribution, shipping and handling, research and development, legal, environmental remediation and administrative functions such as accounting, treasury and finance, and include costs for salaries and benefits not associated with our manufacturing process, travel and entertainment, promotional materials and professional fees. Shipping and handling costs of our Chemicals Segment were approximately $101 million in 2023, $115 million in 2024 and $126 million in 2025. Shipping and handling costs of our Component Products Segment are not material. We expense advertising and research and development costs as incurred. Advertising costs were approximately $2 million in each of 2023, 2024 and 2025. Research and development costs were approximately $18 million in 2023, $14 million in 2024 and $17 million in 2025.

Note 2 – Business and geographic segments:

		% controlled at
Business segment	Entity	December 31, 2025
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes 50% we hold directly and 31% held directly by NL. We own 83% of NL. Our control of CompX is through NL. We own 63% of BMI. Our control of LandWell includes the 27% we hold directly and 50% held by BMI.

We are organized based upon our operating subsidiaries. Each operating segment is separately managed, and each operating segment represents a strategic business unit offering different products. Our chief operating decision maker (“CODM”) is our President and CEO. Our CODM is responsible for determining how to allocate resources and assessing performance. The CODM evaluates segment performance based on each segment’s operating income (loss), which is defined as income (loss) before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income), which are not attributable to the operations of the reportable operating segments. The CODM considers current-period operating income (loss) compared to plan and prior-period on a monthly and/or quarterly basis for evaluating performance of each segment and making decisions about allocating capital and other resources. The accounting policies of the reportable operating segments are the same as those described in Note 1. Segment results we report may differ from amounts separately reported by our various subsidiaries and affiliates due to purchase accounting adjustments and related amortization or differences in how we define operating income (loss). Intersegment sales are not material. Our CODM is not regularly provided financial information related to the assets of the reportable segments, including capital expenditures, and he does not evaluate the reportable segments’ performance or allocate resources to them based on assets. Therefore, total assets by reportable segment are not included in our segment disclosures.

We have the following three consolidated reportable operating segments.

●	Chemicals – Our Chemicals Segment is operated through our majority control of Kronos. Kronos is a leading global producer and marketer of value-added titanium dioxide pigments (“TiO2”). TiO2 is used to impart whiteness, brightness, opacity and durability to a wide variety of products, including paints, plastics, paper, fibers and ceramics. Additionally, TiO2 is a critical component of everyday applications, such as coatings, plastics and paper, as well as many specialty products such as inks, cosmetics and pharmaceuticals.
●	Component Products – We operate in the component products industry through our majority control of CompX. CompX is a leading manufacturer of security products used in the postal, recreational transportation, office and institutional furniture, cabinetry, tool storage, healthcare applications and a variety of other industries. CompX is also a leading manufacturer of wake enhancement systems, stainless steel exhaust systems, custom metal fabricated parts, gauges, throttle controls, trim tabs and related hardware and accessories primarily for the recreational marine and other industries. All CompX production facilities are in the United States.
●	Real Estate Management and Development – We operate in real estate management and development through our majority control of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is engaged in efforts to develop certain land holdings for commercial, industrial and residential purposes in Henderson, Nevada. Prior to 2023, BMI, through wholly-owned subsidiaries, was responsible for the delivery of water to the City of Henderson and various other users and provided utility services to certain industrial customers prior to December 2023.

Interest income included in the calculation of segment operating income (loss) is not significant in 2023, 2024 or 2025. Depreciation and amortization related to each reportable operating segment includes amortization of any intangible assets attributable to the segment. Amortization of deferred financing costs and any premium or discount associated with the issuance of indebtedness is included in interest expense.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net sales:
Chemicals	$1,666.5	$1,887.1	$1,859.4
Component products	161.3	145.9	158.3
Real estate management and development	93.9	71.8	59.3
Total net sales	$1,921.7	$2,104.8	$2,077.0
Cost of sales:
Chemicals	$1,502.7	$1,530.1	$1,648.4
Component products	112.1	104.6	110.1
Real estate management and development	61.7	45.6	23.1
Total cost of sales	$1,676.5	$1,680.3	$1,781.6
Gross margin:
Chemicals	$163.8	$357.0	$211.0
Component products	49.2	41.3	48.2
Real estate management and development	32.2	26.2	36.2
Total gross margin	$245.2	$424.5	$295.4
Operating income (loss):
Chemicals	$(41.1)	$138.5	$(24.5)
Component products	25.4	17.0	22.6
Real estate management and development	49.9	55.2	65.2
Total operating income	34.2	210.7	63.3
General corporate items:
Interest income and other	21.3	22.0	16.6
Gain on remeasurement of investment in TiO2 manufacturing joint venture	—	64.5	—
Gain on remeasurement of earn-out liability	—	—	4.6
Insurance recoveries	.5	1.4	—
Gain on land sales	1.5	.5	—
Other components of net periodic pension and OPEB expense	(11.8)	(2.6)	(32.7)
Changes in market value of Valhi common stock held by subsidiaries	(1.7)	1.9	(2.7)
General expenses, net	(35.2)	(4.3)	(35.0)
Interest expense	(28.3)	(49.9)	(57.1)
Income (loss) before income taxes	$(19.5)	$244.2	$(43.0)

Included in the determination of the Chemicals Segment’s operating income (loss) are restructuring costs related to workforce reductions of $5.8 million, $2.0 million and $10.3 million in 2023, 2024 and 2025, respectively, (see Note 20) and a fixed asset impairment related to the write-off of certain costs resulting from a capital project termination of $3.8 million recognized in 2023.

Included in the determination of the Real Estate Management and Development Segment’s operating income in 2024 is income related to the resolution of the Basic Water Company (“BWC”) bankruptcy filing. See Note 3. Also included in the determination of the Real Estate Management and Development Segment’s operating income are infrastructure reimbursements and land related income. See Notes 7 and 13.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Depreciation and amortization:
Chemicals	$49.9	$62.9	$62.7
Component products	4.0	3.7	3.7
Real estate management and development	.2	.1	—
Total	$54.1	$66.7	$66.4

Geographic information. We attribute net sales to the place of manufacture (point-of-origin) and the location of the customer (point-of-destination); we attribute property and equipment to their physical location. At December 31, 2024 and 2025 the net assets of our non-U.S. subsidiaries included in consolidated net assets approximated $532 million and $514 million, respectively.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net sales - point of origin:
United States	$1,284.4	$1,396.1	$1,390.4
Germany	726.4	826.6	839.1
Canada	351.0	351.5	289.3
Norway	252.1	278.6	250.3
Belgium	217.1	237.8	236.7
Eliminations	(909.3)	(985.8)	(928.8)
Total	$1,921.7	$2,104.8	$2,077.0

Net sales - point of destination:
North America	$871.0	$914.0	$929.0
Europe	738.5	842.2	861.8
Other	312.2	348.6	286.2
Total	$1,921.7	$2,104.8	$2,077.0

	December 31,
	2023	2024	2025

	(In millions)
Net property and equipment:
United States	$40.0	$302.1	$293.3
Germany	213.0	190.9	208.2
Belgium	98.5	88.6	95.0
Norway	83.5	73.6	81.5
Canada	82.3	68.2	73.6
Total	$517.3	$723.4	$751.6

Note 3 – Business combinations, dispositions and related transactions:

Kronos Worldwide, Inc.

Acquisition of Remaining Joint Venture Interest in LPC –

Effective July 16, 2024 (“Acquisition Date”), Kronos acquired the 50% joint venture interest in LPC previously held by Venator Investments, Ltd. (“Venator”). Prior to the acquisition, Kronos held a 50% joint venture interest in LPC and LPC was operated as a manufacturing joint venture between Kronos and Venator. Kronos acquired the 50% joint venture interest in LPC for consideration of $185 million less a working capital adjustment and an additional earn-out payment of up to $15 million. The acquisition was financed through a borrowing of $132.1 million under Kronos’ Global Revolver and the remainder paid with cash on hand. In 2025, Kronos merged LPC into Kronos’ wholly-owned subsidiary Kronos Louisiana, Inc. (the combined company is referred to as “Kronos Louisiana”).

For financial reporting purposes, the assets acquired and liabilities assumed of LPC are included in our Consolidated Balance Sheets as of December 31, 2024 and December 31, 2025, and the results of operations and cash flows of LPC have been included in our Consolidated Statements of Operations and Cash flows beginning as of the Acquisition Date.

Kronos remeasured its existing ownership interest in LPC to its estimated fair value at the Acquisition Date in accordance with ASC 805-10-25, for a business combination achieved in stages (because Kronos previously had an ownership interest in LPC). As a result of such remeasurement, we recognized a pre-tax gain of approximately $64.5 million in the third quarter of 2024, representing the difference between the $178.2 million estimated fair value of the existing ownership interest in LPC at the Acquisition Date and its aggregate $113.7 million carrying value at the Acquisition Date. Such pre-tax gain is disclosed as gain on remeasurement of investment in TiO2 manufacturing joint venture and is included in cost and other expense (income) in our Consolidated Statement of Operations. The estimated fair value of the earn-out as of December 31, 2024 was $4.3 million and is included in noncurrent liabilities on the Consolidated Balance Sheet and is the line item captioned earn-out liability in Note 10. The earn-out liability is remeasured at fair value at each reporting date. During the third quarter of 2025, management determined that it was no longer probable the thresholds required to trigger payment of the earn-out would be achieved. As a result, the fair value of the earn-out liability was reduced to zero, resulting in the recognition of a non-cash gain of $4.6 million, which is disclosed as gain on remeasurement of earn-out liability in our Consolidated Statement of Operations.

The following table summarizes the aggregate fair value of the consideration transferred to gain control of LPC, the current estimate for the fair value of Kronos’ existing ownership interest in LPC and the amounts assigned to the identifiable assets acquired and liabilities assumed at the Acquisition Date. Our final purchase price allocation indicated below was based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using independent third-party appraiser valuation techniques including income, cost, and market approaches. The total consideration was allocated to the assets acquired and liabilities assumed, with the excess of the consideration over the estimated fair value of the net assets acquired recorded as goodwill. Such final purchase price allocation did not change from our previously-reported preliminary purchase price allocation.

Based on our analysis of the transaction at Acquisition Date, we recognized the following:

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

	Years ended December 31,
	2023	2024 (1)	2025

	(In millions)
Distributions from LPC	$52.8	$31.2	$—
Contributions to LPC	(49.7)	(33.9)	—
Net distributions (contributions)	$3.1	$(2.7)	$—
(1)Reflects distributions and contributions from/to LPC prior to the Acquisition Date.

Other –

Kronos

Kronos’ board of directors has previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, Kronos may terminate the program prior to its completion. Kronos uses cash on hand or other sources of liquidity to acquire the shares. Repurchased shares are added to Kronos’ treasury shares and subsequently cancelled upon approval of the Kronos board of directors. In 2023, Kronos acquired 313,814 shares of its common stock in market transactions for an aggregate purchase price of $2.8 million. Kronos made no treasury purchases in 2024 or 2025. At December 31, 2025, 1,017,518 shares are available for repurchase under this stock repurchase program.

CompX

CompX’s board of directors has previously authorized various repurchases of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. CompX may repurchase its common stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, CompX may terminate the program prior to its completion. CompX would generally use cash on hand to acquire the shares. Repurchased shares will be added to CompX’s treasury and cancelled. CompX did not repurchase any shares of its common stock during 2023, 2024 and 2025. At December 31, 2025, 523,647 shares were available for purchase under these authorizations.

BMI

Prior to 2023, BMI’s wholly-owned subsidiary, BWC, declared bankruptcy and was deconsolidated from our financial statements. In July 2024, the Court approved the closure of the bankruptcy case. Following the case closure, BWC and its wholly owned subsidiary, BWC SPE I, LLC, were dissolved. Remaining cash of approximately $2.6 million held by BWC was distributed to BMI.

On December 1, 2023, BMI sold its subsidiary Basic Power Company (“BPC”), which provided electricity to four customers located in the industrial park, and its sewer system assets to another of its industrial customers. The sale was for minimal cash consideration and the assumption of liabilities, and upon the closing of the sale we recognized a loss of $2.6 million. BMI provided transition services to the purchaser of the businesses for a limited time. With the sale of BPC and the completion of the bankruptcy, we no longer provide services to the industrial park which allows us to focus on land sales and development activity for the residential/planned community.

Note 4 – Accounts and other receivables, net:

	December 31,
	2024	2025

	(In millions)
Trade accounts receivable:
Kronos	$269.2	$270.7
CompX	14.2	13.8
BMI/LandWell	.3	.6
VAT and other receivables	45.9	32.7
Allowance for doubtful accounts	(3.9)	(3.9)
Total	$325.7	$313.9

Note 5 – Inventories, net:

	December 31,
	2024	2025

	(In millions)
Raw materials:
Chemicals	$176.9	$179.7
Component products	5.6	5.6
Total raw materials	182.5	185.3
Work in process:
Chemicals	52.5	47.3
Component products	17.6	19.9
Total in-process products	70.1	67.2
Finished products:
Chemicals	308.3	268.7
Component products	5.1	4.9
Total finished products	313.4	273.6
Supplies (chemicals)	119.8	133.7
Total	$685.8	$659.8

Note 6 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	loss, net

	(In millions)
December 31, 2024:
Current assets	$1.9	$1.9	$—

Noncurrent assets	$5.7	$5.7	$—

December 31, 2025:
Current assets	$2.9	$2.9	$—

Noncurrent assets	$6.1	$5.9	$.2

	Fair Value Measurements
		Quoted	Significant
		Prices in	Other
		Active	Observable
		Markets	Inputs
	Total	(Level 1)	(Level 2)

	(In millions)
December 31, 2024:
Current assets - fixed income securities	$1.9	$—	$1.9

Noncurrent assets:
Fixed income securities	$3.1	$—	$3.1
Mutual funds	2.6	2.6	—
Total	$5.7	$2.6	$3.1

December 31, 2025:
Current assets - fixed income securities	$2.9	$—	$2.9

Noncurrent assets:
Fixed income securities	$3.2	$—	$3.2
Mutual funds	2.9	2.9	—
Total	$6.1	$2.9	$3.2

Our marketable securities consist of investments in marketable equity and debt securities. At December 31, 2024 and 2025 our current marketable securities were primarily debt securities invested in U.S. government treasuries. The fair values of our marketable debt securities are either determined using Level 1 inputs (because securities are actively traded) or determined using Level 2 inputs (because although these securities are traded, in many cases, the market is not active and the year-end valuation is generally based on the last trade of the year, which may be several days prior to December 31).

Note 7 – Other assets:

	December 31,
	2024	2025

	(In millions)
Other assets:
Note receivables - OPA	$91.6	$116.1
Operating lease right-of-use assets	20.6	19.9
IBNR receivables	15.0	14.8
Land held for development	7.4	—
Restricted cash and cash equivalents	5.5	6.1
Other	21.4	20.7
Total	$161.5	$177.6

Leases. We enter into various operating leases for manufacturing facilities, land and equipment. Our operating leases are included in operating lease right-of-use assets, current operating lease liabilities and noncurrent operating lease liabilities on our Consolidated Balance Sheets. Also see Note 10. Our Chemicals Segment’s principal German operating subsidiary leases the land under its Leverkusen TiO2 production facility pursuant to a lease that expires in 2050. The Leverkusen facility itself, which Kronos owns and which represents approximately 28% of its current TiO2 production capacity, is located within an extensive manufacturing complex.

During 2023, 2024 and 2025, our operating lease expense approximated $5.6 million, $5.2 million and $5.3 million, respectively, (which approximates the amount of cash paid during the period for our operating leases included in the determination of our cash flows from operating activities). During 2023, 2024 and 2025, variable lease expense and short-term lease expense were not material. During 2023, 2024 and 2025, we entered into new operating leases which resulted in the recognition of $4.6 million, $2.8 million and $1.8 million, respectively, in right-of-use operating lease assets and corresponding liabilities on our Consolidated Balance Sheets. At December 31, 2024 and 2025, the weighted average remaining lease term of our operating leases was approximately 14 years and the weighted average discount rate associated with such leases was approximately 6.0% in each of 2024 and 2025. Such average remaining lease term is weighted based on each arrangement’s lease obligation, and such average discount rate is weighted based on each arrangement’s total remaining lease payments.

At December 31, 2025, maturities of our operating lease liabilities were as follows:

Years ending December 31,	Amount
(In millions)
2026	$4.8
2027	3.1
2028	2.5
2029	2.1
2030	1.7
2031 and thereafter	14.6
Total remaining lease payments	28.8
Less imputed interest	8.9
Total lease obligations	19.9
Less current obligations	4.2
Long term lease obligations	$15.7

With respect to our land lease associated with our Chemical Segment’s Leverkusen facility, we periodically establish the amount of rent for such land lease for periods of at least two years at a time. The lease agreement provides for no formula, index or other mechanism to determine changes in the rent of such land lease; rather, any change in the rent is subject solely to periodic negotiation. As such, we will account for any change in the rent associated with such lease as a lease modification. Of the $19.9 million total lease obligations at December 31, 2025, approximately $7.6 million relates to our Leverkusen facility land lease.

At December 31, 2025, we have no significant lease commitments that have not yet commenced.

Note receivables – OPA. Under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, if LandWell develops certain real property for commercial and residential purposes in a master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to us through tax increment. The maximum reimbursement under the OPA is $209 million ($170 million for infrastructure reimbursement and interest income capped at $39 million), and is subject to, among other things, completing construction of approved qualifying public infrastructure, transferring title of such infrastructure to the City of Henderson, receiving approval from the Redevelopment Agency of the funds expended to be eligible for tax increment reimbursement and the existence of a sufficient property tax valuation base and property tax rates in order to generate tax increment reimbursement funds. We are entitled to receive 75% of the tax increment generated by the master planned community through the expiration of the Redevelopment Plan, subject to the qualifications and limitations indicated above. The OPA note receivables represent public infrastructure costs previously incurred for which the Redevelopment Agency has provided its approval for tax increment reimbursement but we have not yet received such reimbursement through tax increment receipts, and are evidenced by a promissory note issued to LandWell by the City of Henderson.

During 2023, 2024 and 2025, we received approval for additional tax increment reimbursement of $25.2 million ($4.8 million in the third quarter and $20.4 million in the fourth quarter), $30.3 million ($14.2 million in the third quarter and $16.1 million in the fourth quarter), and $34.2 million ($17.2 million in the second quarter and $17.0 million in the third quarter), respectively, which were recognized as other income and are evidenced by a promissory note issued to LandWell by the City of Henderson. The note receivables bear interest at 6% annually and in 2021, the City of Henderson extended the Redevelopment Plan for an additional 15 years which allows us to collect any remaining amounts due under the OPA through 2051. Any unpaid balances at the end of the agreement are forfeited. See Note 13.

Land held for development. The land held for development in 2024 relates to BMI and LandWell and is discussed in Note 1.

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

Note 8 – Goodwill:

We test for goodwill impairment at the reporting unit level. We review goodwill for each of our reporting units for impairment during the third quarter of each year. Goodwill is also evaluated for impairment at other times whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the carrying amount of the reporting unit’s net assets exceeds its fair value, an impairment charge is recorded for the amount by which such carrying amount exceeds the reporting unit’s fair value (not to exceed the amount of goodwill recognized). In determining the estimated fair value of our Chemicals Segment, we use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of the reporting unit, which represent Level 3 inputs. During 2023, 2024 and 2025 we used the qualitative assessment for the Component Products security products reporting unit’s annual impairment test and determined it was not necessary to perform a quantitative goodwill impairment test. In 2023, 2024 and 2025, no goodwill impairment was indicated as part of our annual impairment review of goodwill.

	Operating segment
		Component
	Chemicals	Products	Total

	(In millions)
Balance at December 31, 2023	$352.6	$27.1	$379.7
LPC Acquisition	2.6	—	2.6
Balance at December 31, 2024 and 2025	$355.2	$27.1	$382.3

Prior to 2023, we recorded an aggregate $16.5 million goodwill impairment, mostly with respect to our Component Products Segment. Our consolidated gross goodwill at December 31, 2025 is $398.8 million.

Note 9 – Long-term debt:

	December 31,
	2024	2025

	(In millions)
Valhi:
Contran credit facility	$44.6	$23.6
Subsidiary debt:
Kronos:
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	365.4	503.7
Kronos International, Inc. 3.75% Senior Secured Notes due 2025	78.3	—
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Revolving credit facility	10.0	—
LandWell:
Note payable to Western Alliance Business Trust	11.4	10.7
Total subsidiary debt	518.8	568.1
Total debt	563.4	591.7
Less current maturities	79.0	.8
Total long-term debt	$484.4	$590.9

Valhi – Contran credit facility – We have an unsecured revolving credit facility with Contran which, as amended, provides for borrowings from Contran of up to $125 million. The facility, as amended, bears interest at prime plus 1% (7.75% at December 31, 2025), and is due on demand, but in any event no earlier than December 31, 2027. The facility contains no financial covenants or other financial restrictions. Valhi pays an unused commitment fee quarterly to Contran on the available balance. The average interest rate on the credit facility for the year ended December 31, 2025 was 7.37%. During 2025 we had no borrowings and repayments of $21.0 million under this facility, and at December 31, 2025 an additional $101.4 million was available for borrowings under this facility.

Kronos – 9.50% Senior Secured Notes due 2029 – On February 12, 2024, for certain eligible holders of existing 3.75% Senior Secured Notes due September 2025 (the “Old Notes”), Kronos International, Inc. (“KII”) executed an exchange of €325 million principal amount of the outstanding Old Notes for newly issued €276.174 million aggregate outstanding KII 9.50% Senior Secured Notes due March 2029 (the “New Notes”) plus additional cash consideration of €48.75 million ($52.6 million). KII did not receive any cash proceeds from the issuance and delivery of the New Notes in connection with the exchange. Kronos also entered into a $53.7 million unsecured term loan from Contran Corporation (described below) in connection with the exchange.

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

On September 15, 2025, KII issued an additional €75 million principal amount of 9.50% Senior Secured Notes due 2029 (the “Additional Notes”), the proceeds of which were used to refinance the 3.75% Senior Secured Notes (€75 million aggregate principal amount) that matured in September 2025. The Additional Notes were issued as additional notes to the existing €351.174 million aggregate principal amount of 9.50% Senior Secured Notes due 2029 issued on February 12, 2024 and July 30, 2024 (the “Existing Notes”). The Additional Notes were issued at a premium of 105.0% of their principal amount, resulting in net proceeds of approximately $90 million after fees and estimated expenses. In connection with the Additional Notes offering, Kronos incurred approximately $1.7 million of debt issuance costs. The Additional

Notes are fungible with the Existing Notes, are treated as a single series and have the same terms as the Existing Notes, other than their date of issuance and issue price.

The 9.50% Senior Secured Notes due 2029:

●	bear interest at 9.50% per annum, payable semi-annually on March 15 and September 15 of each year, payments began on September 15, 2024;
●	have a maturity date of March 15, 2029. Prior to March 15, 2026, Kronos may redeem some or all of the 9.50% Senior Secured Notes due 2029 at a price equal to 100% of the principal amount thereof, plus an applicable premium as of the date of the redemption as described in the indenture governing its 9.50% Senior Secured Notes due 2029 plus accrued and unpaid interest. On or after March 15, 2026, Kronos may redeem the 9.50% Senior Secured Notes due 2029 at redemption prices ranging from 104.75% of the principal amount, declining to 100% on or after March 15, 2028, plus accrued and unpaid interest. In addition, on or before March 15, 2026, Kronos may redeem up to 40% of the 9.50% Senior Secured Notes due 2029 with the net proceeds of certain public or private equity offerings at 109.50% of the principal amount, plus accrued and unpaid interest, provided that following the redemption at least 50% of the 9.50% Senior Secured Notes due 2029 remain outstanding. If Kronos or Kronos’ subsidiaries experience certain change of control events, as outlined in the indenture governing our 9.50% Senior Secured Notes due 2029, Kronos would be required to make an offer to purchase the 9.50% Senior Secured Notes due 2029 at 101% of the principal amount thereof, plus accrued and unpaid interest. Kronos would also be required to make an offer to purchase a specified portion of the 9.50% Senior Secured Notes due 2029 at par value, plus accrued and unpaid interest, in the event that Kronos and its subsidiaries generate a certain amount of net proceeds from the sale of assets outside the ordinary course of business, and such net proceeds are not otherwise used for specified purposes within a specified time period as described in the indenture governing Kronos’ 9.50% Senior Secured Notes due 2029;
●	are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Kronos Worldwide, Inc. and each of our direct and indirect domestic, wholly-owned subsidiaries;
●	are collateralized by a first priority lien on (i) 100% of the common stock or other ownership interests of each existing and future direct domestic subsidiary of KII and the guarantors, and (ii) 65% of the voting common stock or other ownership interests and 100% of the non-voting common stock or other ownership interests of each non-U.S. subsidiary that is directly owned by KII or any guarantor;
●	contain a number of covenants and restrictions which, among other things, restrict Kronos’ ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of our assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of this type (however, there are no ongoing financial maintenance covenants); and
●	contain customary default provisions, including a default under any of Kronos’ other indebtedness in excess of $50.0 million.

At December 31, 2025, the carrying value of Kronos’ 9.50% Senior Secured Notes due 2029 (€426.174 million aggregate principal amount outstanding) was $503.7 million and is stated net of $9.0 million of unamortized premium and $6.9 million of unamortized debt issuance costs. In the first quarter of 2024 Kronos recognized a non-cash pre-tax interest charge of $1.5 million included in interest expense related to the write-off of the deferred financing costs.

3.75% Senior Secured Notes due 2025 – Kronos’ 3.75% Senior Secured Notes due 2025 (€75 million aggregate principal amount) were repaid in September 2025 with proceeds from the Additional Notes offering, as described above.

Subordinated, Unsecured Term Loan from Contran – As part of the refinancing of a majority of Kronos’ Old Notes discussed above, Kronos borrowed $53.7 million (€50.0 million) from Contran through the issuance of an unsecured, subordinated term promissory note dated February 12, 2024 (the “Contran Term Loan”). The Contran Term Loan is guaranteed by certain of Kronos’ domestic wholly-owned subsidiaries. Kronos’ obligations under the Contran

Term Loan, and the obligations of the guarantors under the related guaranties, are unsecured and subordinated in right of payment to our Senior Secured Notes and our Global Revolver. Interest on the Contran Term Loan is payable in cash. Subsequent to the issuance of the Additional New Notes the Contran Term Loan was amended in August 2024 to change the interest rate from 11.5% (which had been determined by adding an additional spread of 2% to the final interest rate on the New Notes issued in February 2024) to 9.54% (determined by adding a spread of 2% to the effective interest rate of the Additional New Notes issued in July 2024). In each case, the spread used to determine the rate was based upon comparable debt transactions at the time of the issuance of the applicable notes. The Contran Term Loan matures on demand (but no earlier than September 2029), is not subject to any amortization payments and is prepayable at par beginning in March 2026. The restrictive covenants in the Contran Term Loan are substantially similar to those contained in the indenture governing Kronos’ 9.50% Senior Secured Notes due 2029. In accordance with Kronos’ related party transaction policy, the audit committee of Kronos’ board of directors, comprised of the independent directors, approved the terms and conditions of the original Contran Term Loan and its amendment in August 2024.

Revolving credit facility – Effective July 17, 2024, Kronos completed an amendment to its Global Revolver (the “Second Amendment”). Among other things, the Second Amendment increased the maximum borrowing amount from $225 million to $300 million, extended the maturity date to July 2029 and expanded the agreement to include LPC and LPC’s receivables and certain of its inventories in the borrowing base. Effective July 17, 2025, Kronos completed an amendment to its Global Revolver (the “Fourth Amendment”). Among other things, the Fourth Amendment increased the maximum borrowing amount from $300 million to $350 million and increased the Belgian and German sub-limits from €30 million and €60 million to €55 million and €85 million, respectively, allowing greater access to Euro denominated borrowings. The maturity date of the Global Revolver remains July 2029. Available borrowings are based on formula-determined amounts of eligible trade receivables and inventories, as defined in the agreement, less any borrowings outstanding and outstanding letters of credit issued under the Global Revolver. Borrowings by Kronos’ Canadian, Belgian and German subsidiaries are limited to U.S. $35 million, €55 million and €85 million, respectively. Any amounts outstanding under the Global Revolver bear interest, at Kronos’ option, at the applicable non-base rate (SOFR, adjusted CORRA or EURIBOR, depending on the currency of the borrowing) plus a margin ranging from 1.5% to 2.0%, or at the applicable base rate, as defined in the agreement, plus a margin ranging from .5% to 2.0%. U.S. Dollar or Canadian Dollar non-base rate loans, as well as euro non-base rate and euro base rate loans are subject to a 0.25% floor, plus the applicable margin. The Global Revolver is collateralized by, among other things, a first priority lien on the borrowers’ trade receivables and inventories. The facility contains a number of covenants and restrictions customary in lending transactions of this type which, among other things, restrict the borrowers’ ability to incur additional debt, incur liens, pay additional dividends or merge or consolidate with, or sell or transfer all or substantially all of their assets to another entity and, under certain conditions, requires the maintenance of a fixed charge coverage ratio, as defined in the agreement, of at least 1.0 to 1.0. During 2025, Kronos borrowed $648.2 million and repaid $658.2 million under its Global Revolver. The average interest rate on outstanding borrowings for 2025 was 5.6%, The borrowing base calculated as of December 31, 2025 was approximately $251 million.

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

Aggregate maturities of long-term debt – Aggregate maturities of debt at December 31, 2025 are presented in the table below.

Years ending December 31,	Amount
(In millions)
Gross amounts due each year:
2026	$.8
2027	24.5
2028	.9
2029	556.3
2030	1.0
2031 and thereafter	6.2
Subtotal	589.7
Net amounts representing original issue premium and debt issuance costs	2.0
Total long-term debt	$591.7

We are in compliance with all of our debt covenants at December 31, 2025.

Note 10 – Accounts payable and accrued liabilities:

	December 31,
	2024	2025

	(In millions)
Accounts payable:
Kronos	$232.4	$224.0
CompX	3.7	2.7
BMI/LandWell	8.0	2.6
Distributions payable to noncontrolling interest	5.9	2.0
Total	$250.0	$231.3

Current accrued liabilities:
Employee benefits	$37.8	$38.0
Accrued development costs	30.0	25.2
Deferred income	28.2	25.9
Accrued sales discounts and rebates	27.6	25.1
Interest	11.4	14.2
Accrued severance cost	.9	8.8
Operating lease liabilities	3.5	4.2
Other	59.7	57.2
Total	$199.1	$198.6

Noncurrent accrued liabilities:
Accrued development costs	$26.8	$16.1
Operating lease liabilities	17.1	15.7
Insurance claims and expenses	16.6	16.1
Deferred income	11.8	2.9
Asset retirement obligations	14.3	14.7
Other postretirement benefits	6.7	6.4
Employee benefits	4.5	4.6
Earn-out liability	4.3	—
Other	.6	.5
Total	$102.7	$77.0

The risks associated with certain of our accrued insurance claims and expenses have been reinsured, and the related IBNR receivables are recognized as noncurrent assets to the extent the related liability is classified as a noncurrent liability. See Note 7. See Note 3 for additional details related to the acquisition earn-out liability. See Note 20 for additional information related to the accrued severance costs.

Note 11 – Defined contribution and defined benefit retirement plans:

Defined contribution plans. Certain of our subsidiaries maintain various defined contribution pension plans for our employees worldwide. Defined contribution plan expense approximated $8.2 million in 2023, $7.7 million in 2024 and $8.4 million in 2025.

Defined benefit plans. Kronos sponsors various defined benefit pension plans worldwide. NL previously maintained a defined benefit pension plan in the U.S., in which Kronos and NL both participate. The benefits under our defined benefit plans are based upon years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA (or equivalent foreign) regulations plus additional amounts as we deem appropriate. We recognize an asset or liability for the over or under funded status of each of our individual defined benefit pension plans on our Consolidated Balance Sheets. Changes in the funded status of these plans are recognized either in net income, to the extent they are reflected in periodic benefit cost, or through other comprehensive income (loss).

As a result of the LPC acquisition in July 2024 (see Note 3), Kronos acquired the LPC defined benefit pension plan, which had a net pension asset of $10.6 million on the Acquisition Date. Prior to the LPC acquisition, LPC’s defined benefit pension plan had been frozen for all employees with benefits based on years of service and employee compensation. Effective December 31, 2024, the LPC defined benefit pension plan was merged into the NL U.S. defined benefit pension plan.

The U.S. pension plan NL administered has been closed to new participants since 1996 with existing participants no longer accruing any additional benefits after that date. In accordance with applicable U.S. pension regulations, effective June 30, 2025, NL began the process of terminating the pension plan, which includes the purchase of annuity contracts from third-party insurance companies for the purpose of distributing benefits to plan participants. The annuity contracts were purchased on December 16, 2025, from “A” rated third-party insurance companies in settlement of all remaining obligations to the pension plan participants. The annuity purchase was funded with existing plan assets. In connection with the settlement, we recognized a non-cash settlement loss of approximately $28.7 million which is included in other components of net periodic pension and OPEB costs in our Consolidated Statements of Operations. This charge represents the previously unrecognized actuarial losses and prior service costs that were accumulated in other comprehensive loss. As a result of the U.S. plan settlement, we are entitled to surplus U.S. pension assets totaling approximately $9 million. Following the settlement, the surplus U.S. pension assets will be used, as permitted by the applicable regulations, to fund obligations associated with our Chemicals Segment’s U.S. defined contribution profit sharing plan. Such surplus assets are included in pension assets on our Consolidated Balance Sheet.

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

We expect to contribute the equivalent of approximately $17 million to all of our defined benefit pension plans during 2026. Benefit payments to plan participants out of plan assets are expected to be the equivalent of:

Years ending December 31,	Amount
(In millions)
2026	$26.2
2027	28.3
2028	32.2
2029	31.7
2030	31.6
Next 5 years	154.4

The funded status of our U.S. defined benefit pension plans, including the acquired LPC plan, is presented in the table below.

	Years ended December 31,
	2024	2025

	(In millions)
Change in projected benefit obligations ("PBO"):
Balance at beginning of the year	$42.7	$65.2
Interest cost	2.7	3.4
Actuarial (gains) losses	(3.1)	2.4
Benefits paid	(4.6)	(5.3)
Acquisition	27.5	—
Settlement	—	(65.6)
Balance at end of the year	$65.2	$.1

Change in plan assets:
Fair value at beginning of the year	$40.3	$75.7
Actual return on plan assets	.4	3.3
Employer contributions	1.5	—
Benefits paid	(4.6)	(5.3)
Acquisition	38.1	—
Settlement	—	(64.7)
Fair value at end of the year	$75.7	$9.0
Funded status	$10.5	$8.9

Amounts recognized in the Consolidated Balance Sheets:
Noncurrent pension asset	$10.7	$9.0
Accrued pension costs:
Current	(.1)	(.1)
Noncurrent	(.1)	—
Total	10.5	8.9
Accumulated other comprehensive loss - actuarial losses	28.5	—
Total	$39.0	$8.9

Accumulated benefit obligations ("ABO")	$65.2	$.1

The components of our net periodic defined benefit pension cost for U.S. plans are presented in the table below. The amounts shown below for the amortization of recognized actuarial losses for 2023, 2024 and 2025 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2022, 2023 and 2024, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net periodic pension cost for U.S. plans:
Interest cost	$2.2	$2.7	$3.4
Expected return on plan assets	(1.9)	(3.2)	(3.6)
Recognized net actuarial losses	2.0	1.9	1.4
Settlements	—	—	28.7
Total	$2.3	$1.4	$29.9

Information concerning our U.S. defined benefit pension plans (for which the ABO of all of the plans exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2024	2025

	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$.1	$.1
Accumulated benefit obligations	.1	.1

The discount rate assumptions used in determining the actuarial present value of the benefit obligation for our U.S. defined benefit pension plans as of December 31, 2024 was 5.5%. The impact of assumed increases in future compensation levels does not have an effect on the benefit obligation as the plans are frozen with regards to compensation.

The weighted-average rate assumptions used in determining the net periodic pension cost for our U.S. defined benefit pension plans for 2023, 2024 and 2025 are presented in the table below. The impact of assumed increases in future compensation levels does not have an effect on the periodic pension cost as the plans are frozen with regards to compensation.

	Years ended December 31,
	2023	2024	2025
Discount rate	5.3%	5.0%	5.5%
Long-term return on plan assets	5.0%	5.0%	5.0%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The funded status of our non-U.S. defined benefit pension plans is presented in the table below.

	Years ended December 31,
	2024	2025

	(In millions)
Change in PBO:
Balance at beginning of the year	$563.7	$513.3
Service cost	6.6	6.0
Interest cost	18.9	19.9
Participant contributions	1.8	2.0
Actuarial gains	(16.2)	(47.7)
Settlements	(1.9)	(1.4)
Change in currency exchange rates	(36.8)	57.8
Benefits paid	(22.8)	(24.5)
Balance at end of the year	$513.3	$525.4

Change in plan assets:
Fair value at beginning of the year	$422.6	$404.9
Actual return on plan assets	20.0	13.9
Employer contributions	14.9	15.9
Participant contributions	1.8	2.0
Settlements	(1.9)	(1.4)
Change in currency exchange rates	(29.7)	45.1
Benefits paid	(22.8)	(24.5)
Fair value at end of the year	$404.9	$455.9
Funded status	$(108.4)	$(69.5)

Amounts recognized in the Consolidated Balance Sheets:
Noncurrent pension asset	$9.1	$11.4
Noncurrent accrued pension costs	(117.5)	(80.9)
Total	(108.4)	(69.5)
Accumulated other comprehensive loss:
Actuarial losses	88.8	44.9
Prior service cost	.3	.3
Total	$89.1	$45.2

ABO	$499.7	$514.1

The total net underfunded status of our non-U.S. defined benefit pension plans decreased from $108.4 million at December 31, 2024 to $69.5 million at December 31, 2025 due to the change in our plan assets during 2025 exceeding the change in our PBO during 2025. The increase in our plan assets in 2025 was primarily attributable to favorable currency fluctuations (primarily from the weakening of the U.S. dollar relative to the euro). The increase in our PBO in 2025 was primarily attributable to favorable currency fluctuations, primarily from the weakening of the U.S. dollar relative to the euro, somewhat offset by higher actuarial gains due primarily to the increase in discount rates for all of our non-U.S. plans from the end of 2024.

The components of our net periodic pension benefit cost for our non-U.S. plans are presented in the table below. The amounts shown below for the amortization of prior service cost and recognized net actuarial losses for 2023, 2024 and 2025 were recognized as components of our accumulated other comprehensive income (loss) at December 31, 2022, 2023 and 2024, respectively, net of deferred income taxes and noncontrolling interest.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net periodic pension cost for non-U.S. plans:
Service cost	$6.3	$6.6	$6.0
Interest cost	19.8	18.9	19.9
Expected return on plan assets	(18.3)	(19.9)	(19.2)
Recognized net actuarial losses	1.8	1.9	1.7
Amortization of prior service cost	—	.1	.1
Settlements	6.5	.4	.3
Total	$16.1	$8.0	$8.8

Information concerning certain of our non-U.S. defined benefit pension plans (for which the ABO exceeds the fair value of plan assets as of the indicated date) is presented in the table below.

	December 31,
	2024	2025

	(In millions)
Plans for which the ABO exceeds plan assets:
Projected benefit obligations	$397.1	$429.4
Accumulated benefit obligations	387.1	421.5
Fair value of plan assets	279.5	348.2

The key actuarial assumptions used to determine our non-U.S. benefit obligations as of December 31, 2024 and 2025 are as follows:

	December 31,
	2024	2025
Discount rate	3.6%	4.3%
Increase in future compensation levels	2.8%	2.8%

A summary of our key actuarial assumptions used to determine non-U.S. net periodic benefit cost for 2023, 2024 and 2025 are as follows:

	Years ended December 31,
	2023	2024	2025
Discount rate	3.9%	3.4%	3.6%
Increase in future compensation levels	2.7%	2.7%	2.8%
Long-term return on plan assets	4.6%	4.9%	4.5%

Variances from actuarially assumed rates will result in increases or decreases in accumulated pension obligations, pension expense and funding requirements in future periods.

The amounts shown for all of our periodic defined benefit plans for actuarial losses and prior service cost at December 31, 2024 and 2025 have not been recognized as components of our periodic defined benefit pension cost as of those dates. These amounts will be recognized as components of our periodic defined benefit cost in future years. These amounts, net of deferred income taxes and noncontrolling interest, are recognized in our accumulated other comprehensive income (loss) at December 31, 2024 and 2025. We expect approximately $1.7 million and $.1 million of the unrecognized actuarial losses and prior service cost, respectively, will be recognized as components of our periodic defined benefit pension cost in 2026. The table below details the changes in other comprehensive income (loss) during 2023, 2024 and 2025.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gains (losses)	$(25.5)	$16.0	$39.0
Amortization of unrecognized:
Net actuarial losses	3.8	3.7	3.1
Prior service cost	—	.1	.1
Settlement loss	6.5	.4	29.0
Total	$(15.2)	$20.2	$71.2

In determining the expected long-term rate of return on plan asset assumptions, we consider the long-term asset mix (e.g., equity vs. fixed income) for the assets for each of our plans and the expected long-term rates of return for such asset components. In addition, we receive third-party advice about appropriate long-term rates of return. Such assumed asset mixes are summarized below:

●	In Germany, the composition of our plan assets is established to satisfy the requirements of the German insurance commissioner. Our German pension plan assets represent an investment in a large collective investment fund established by Bayer AG and maintained by a mutual insurance association in which several pension plans, including our German pension plans and Bayer’s pension plans, have invested. Our plan assets represent a very nominal portion of the total collective investment fund. These plan assets are a Level 3 in the fair value hierarchy because there is not an active market that approximates the value of our investment. We estimate the fair value of the Bayer plan assets based on periodic reports we receive from the managers of the mutual insurance association and using a model we developed with assistance from our third-party actuary that uses estimated asset allocations and correlates such allocation to similar asset mixes in fund indexes quoted on an active market. We periodically evaluate the results of our valuation model against actual returns from the investment fund and adjust the model as needed. The mutual insurance association periodic reports are subject to audit by the German pension regulator.
●	In Canada, we currently have a plan asset target allocation of up to 10% to equity securities and 90 –100% to fixed income securities. We expect the long-term rate of return for such investments to approximate the applicable equity or fixed income index. The Canadian assets are Level 1 inputs because they are traded in active markets.
●	In Norway, we currently have a plan asset target allocation of 18% to equity securities, 63% to fixed income securities, 14% to real estate and the remainder primarily to other investments and liquid investments such as money markets. The expected long-term rate of return for such investments is approximately 8%, 5%, 7% and 4%, respectively. The majority of Norwegian plan assets are Level 1 inputs because they are traded in active markets; however, approximately 14% of our Norwegian plan assets are invested in real estate and other investments not actively traded and are therefore a Level 3 input.
●	In the U.S., during 2025, we converted all of our U.S. plan assets to cash in anticipation of the U.S. plan termination, except for approximately 10% of our U.S. plan assets that remain, as of December 31, 2025, invested in funds that are valued at net asset value (“NAV”) and, in accordance with ASC 820-10, not subject to classification in the fair value hierarchy.
●	We also have plan assets in Belgium. The Belgian plan assets are invested in certain individualized fixed income insurance contracts for the benefit of each plan participant as required by the local regulators and are therefore a Level 3 input.

We regularly review our actual asset allocation for each plan, and will periodically rebalance the investments in each plan to more accurately reflect the targeted allocation and/or maximize the overall long-term return when considered appropriate.

The composition of our pension plan assets by asset category and fair value level at December 31, 2024 and 2025 is shown in the tables below.

	Fair Value Measurements at December 31, 2024
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable	Assets
		Markets	Inputs	Inputs	measured
	Total	(Level 1)	(Level 2)	(Level 3)	at NAV

	(In millions)
Germany	$264.6	$—	$—	$264.6	$—
Canada:
Local currency equities	2.8	2.8	—	—	—
Local currency fixed income	78.1	78.1	—	—	—
Cash and other	.5	.5	—	—	—
Norway:
Local currency equities	2.0	2.0	—	—	—
Non local currency equities	6.9	6.9	—	—	—
Local currency fixed income	21.1	3.7	17.4	—	—
Non local currency fixed income	4.2	4.2	—	—	—
Real estate	6.2	—	—	6.2	—
Cash and other	3.6	3.4	—	.2	—
U.S.:
Equities	6.7	—	—	.1	6.6
Fixed income	30.8	—	—	—	30.8
Cash and other	38.2	37.0	—	—	1.2
Other	14.9	—	—	14.9	—
Total	$480.6	$138.6	$17.4	$286.0	$38.6

	Fair Value Measurements at December 31, 2025
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable	Assets
		Markets	Inputs	Inputs	measured
	Total	(Level 1)	(Level 2)	(Level 3)	at NAV

	(In millions)
Germany	$304.9	$—	$—	$304.9	$—
Canada:
Local currency equities	2.5	2.5	—	—	—
Local currency fixed income	79.1	79.1	—	—	—
Cash and other	.1	.1	—	—	—
Norway:
Local currency equities	2.3	2.3	—	—	—
Non local currency equities	7.5	7.5	—	—	—
Local currency fixed income	25.7	4.7	21.0	—	—
Non local currency fixed income	4.8	4.8	—	—	—
Real estate	7.4	—	—	7.4	—
Cash and other	4.5	4.4	—	.1	—
U.S.:
Cash and other	9.0	8.0	—	—	1.0
Other	17.1	—	—	17.1	—
Total	$464.9	$113.4	$21.0	$329.5	$1.0

A rollforward of the change in fair value of Level 3 assets follows.

	Years ended December 31,
	2024	2025

	(In millions)
Fair value at beginning of year	$292.1	$286.0
Gain on assets held at end of year	12.8	13.8
Gain (loss) on assets sold during the year	(.7)	(6.7)
Assets purchased	1.5	1.6
Assets sold	(2.3)	(2.0)
Currency exchange rate fluctuations	(17.4)	36.8
Fair value at end of year	$286.0	$329.5

Note 12 – Disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Net sales - point of origin:
United States	$1,029.2	$1,178.4	$1,172.9
Germany	726.4	826.6	839.1
Canada	351.0	351.5	289.3
Norway	252.1	278.6	250.3
Belgium	217.1	237.8	236.7
Eliminations	(909.3)	(985.8)	(928.9)
Total	$1,666.5	$1,887.1	$1,859.4

Net sales - point of destination:
Europe	$737.8	$841.5	$861.0
North America	618.1	698.3	713.3
Other	310.6	347.3	285.1
Total	$1,666.5	$1,887.1	$1,859.4

The following table disaggregates the net sales of our Component Products and Real Estate Management and Development Segments by major product line, which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows for these segments are affected by economic factors.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Component Products:
Net sales:
Security products	$121.2	$115.2	$120.7
Marine components	40.1	30.7	37.6
Total	$161.3	$145.9	$158.3

Real Estate Management and Development:
Net sales:
Land sales	$92.6	$71.5	$59.3
Utility and other	1.3	.3	—
Total	$93.9	$71.8	$59.3

Note 13 – Other income, net:

	Years ended December 31,
	2023	2024	2025

	(In millions)
Interest income and other:
Interest and dividends	$21.0	$21.8	$16.5
Securities transactions, net	.3	.2	.1
Total	21.3	22.0	16.6
Infrastructure reimbursement	25.5	31.7	34.6
Currency transactions, net	1.4	1.6	5.4
Insurance recoveries	3.0	1.4	—
Gain on land sales	1.5	.5	—
Other, net	2.7	4.6	2.5
Total	$55.4	$61.8	$59.1

Infrastructure reimbursement – Infrastructure reimbursements related to the OPA are discussed in Note 7.  LandWell also has agreements with certain utility providers servicing the Cadence master planned community under which certain costs incurred for the development of utility infrastructure may be reimbursed to LandWell. LandWell received $.3 million, $1.4 million and $.4 million in 2023, 2024 and 2025, respectively, for past costs incurred.

Insurance recoveries – Kronos recognized an aggregate gain of $2.5 million in 2023 related to its Hurricane Laura business interruption claim.

NL received $.5 million and $1.4 million in insurance recoveries in 2023 and 2024, respectively. NL did not receive any insurance recoveries in 2025.

Note 14 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate are presented below.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Pre-tax income (loss):
U.S.	$53.2	$169.8	$(16.6)
Non-U.S.	(72.7)	74.4	(26.4)
Total	$(19.5)	$244.2	$(43.0)

	Years ended December 31,
	2023		2024		2025

	(In millions)
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(4.1)	21.0%	$51.3	21.0%	$(9.0)	21.0%
State income taxes, net of federal income tax effect	(.4)	2.1	2.8	1.2	(1.5)	3.5
Foreign tax effects:
Germany:
Statutory tax rate difference between Germany and U.S.	3.6	(18.4)	(.4)	(.2)	2.8	(6.5)
Subnational income taxes	(7.5)	38.9	.8	.3	(6.1)	14.1
Effect of changes in tax laws enacted in the current period	—	—	—	—	19.3	(45.1)
Changes in valuation allowance	—	—	—	—	8.5	(20.0)
Other	.5	(2.8)	3.5	1.5	2.3	(5.1)
Belgium
Statutory tax rate difference between Belgium and U.S.	(2.0)	10.2	(1.1)	(.5)	(1.4)	3.2
Changes in valuation allowance	—	—	8.2	3.4	8.6	(20.0)
Other	.2	(.8)	—	—	.1	(.1)
Canada
Statutory tax rate difference between Canada and U.S.	1.3	(6.5)	.7	.3	.2	(.5)
Subnational income taxes	(2.4)	12.4	(1.4)	(.6)	(.4)	1.0
Other	(1.1)	5.2	(.4)	(.2)	(.4)	1.0
Other foreign jurisdictions	.7	(3.7)	1.3	.6	.8	(1.9)
Effect of cross-border tax laws:
Incremental tax expense (benefit) on earnings (losses) of subsidiary	(3.9)	20.1	9.3	3.8	(12.3)	28.6
Other	(.4)	2.0	3.3	1.4	.4	(.9)
Changes in valuation allowances	—	—	2.5	1.0	13.2	(30.7)
Changes in unrecognized tax benefits	(.7)	3.8	.5	.2	—	—
Other adjustments:
Incremental tax expense (benefit) on investment in Kronos	(5.5)	28.4	4.4	1.8	(7.1)	16.5
Incremental tax benefit on investment in BMI/LandWell	(2.7)	13.9	(2.6)	(1.1)	(.6)	1.5
Pension termination	—	—	—	—	(5.5)	12.8
Other	(.2)	.4	.2	—	—	—
Income tax expense (benefit)	$(24.6)	126.2%	$82.9	33.9%	$11.9	(27.6)%

	Years ended December 31,
	2023	2024	2025

	(In millions)
Components of income tax expense (benefit):
Current income tax expense (benefit)
U.S. federal	$12.3	$13.3	$7.1
State	.3	.9	(.1)
Non-U.S.	13.5	25.3	14.4
	26.1	39.5	21.4
Deferred income tax expense (benefit)
U.S. federal	(13.6)	38.6	(22.0)
State	(1.2)	2.7	(1.8)
Non-U.S.	(35.9)	2.1	14.3
	(50.7)	43.4	(9.5)
Income tax expense (benefit)	$(24.6)	$82.9	$11.9

Comprehensive provision for income taxes (benefit) allocable to:
Net income (loss)	$(24.6)	$82.9	11.9
Other comprehensive income (loss):
Currency translation	.4	(3.9)	3.7
Defined benefit pension plans	(7.6)	7.5	29.9
Other	(.3)	—	.1
Comprehensive income tax expense (benefit)	$(32.1)	$86.5	$45.6

The amount shown in the preceding table of our income tax rate reconciliation for incremental net tax expense (benefit) on earnings (losses) of subsidiary represents current and deferred U.S. income taxes (or income tax benefit) attributable to one of our Chemicals Segment’s non-U.S. subsidiaries, which subsidiary is treated as a dual resident for U.S. income tax purposes, to the extent the current-year income (losses) of such subsidiary is subject to U.S. income tax under the U.S. dual-resident provisions of the Internal Revenue Code. The amount shown for incremental tax benefit on investment in BMI/LandWell represents current and deferred income taxes associated with distributions and earnings from our investment in BMI and LandWell.  BMI and LandWell are not members of our consolidated tax group for federal and state tax purposes although we do hold a controlling interest. Income allocable to non-affiliated equity holders is not taxable to us and results in a net incremental tax benefit.

The components of the net deferred income taxes at December 31, 2024 and 2025 are summarized in the following table.

	December 31,
	2024		2025
	Assets	Liabilities	Assets	Liabilities

	(In millions)
Tax effect of temporary differences related to:
Property and equipment	$—	$(69.1)	$—	$(66.1)
Lease assets (liabilities)	5.2	(5.3)	5.0	(5.1)
Accrued pension costs	14.3	—	.9	—
Accrued environmental liabilities	15.2	—	2.9	—
Capitalized research and development costs	6.3	—	8.5	—
Other deductible differences	12.0	—	14.7	—
Other taxable differences	—	(22.6)	—	(20.3)
Investments in subsidiaries and affiliates	10.1	(56.9)	7.4	(57.0)
Unrecognized currency gain	—	(16.8)	—	(11.1)
Tax on unremitted earnings of non-U.S. subsidiaries	—	(8.8)	—	(7.6)
Tax loss and tax credit carryforwards	126.6	—	152.9	—
Valuation allowance	(14.1)	—	(45.7)	—
Adjusted gross deferred tax assets (liabilities)	175.6	(179.5)	146.6	(167.2)
Netting of items by tax jurisdiction	(121.8)	121.8	(111.4)	111.4
Net noncurrent deferred tax asset (liability)	$53.8	$(57.7)	$35.2	$(55.8)

We periodically review our deferred tax assets (“DTA”) to determine if a valuation allowance is required. At December 31, 2025, our Chemicals Segment has German corporate and trade net operating loss (“NOL”) carryforwards of $510.8 million (DTA of $57.2 million) and $46.3 million (DTA of $5.0 million), respectively; Belgian corporate NOL carryforwards of $109.0 million (DTA of $27.2 million); and Canadian corporate and provincial NOL carryforwards of $30.9 million (DTA of $4.6 million) and $33.5 million (DTA of $3.8 million), respectively. We also have U.S. federal NOL carryforwards of $58.1 million (DTA of $12.2 million). With regards to our Belgian DTA, we did not have sufficient positive evidence to overcome the significant negative evidence of having twelve quarters of cumulative losses. Accordingly, at December 31, 2024, we concluded that we were required to recognize a non-cash deferred income tax asset valuation allowance of $8.2 million under the more-likely-than-not recognition criteria with respect to our Belgian DTA. During 2025, we recognized an aggregate $8.6 million non-cash tax expense as the result of a net increase in such deferred income tax asset valuation allowance with respect to the additional losses recognized by our Belgian operations during 2025.  At December 31, 2025, we have concluded no valuation allowance is required to be recognized for our German, U.S., and Canadian DTAs principally because such carryforwards have lengthy carryforward periods (the German and U.S. carryforwards may be carried forward indefinitely) and we currently expect to utilize the remainder of such carryforwards over the long term.  Although prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German, U.S., or Canadian operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

The 2017 Tax Act limited our business interest expense to the sum of our business interest income and 30% of our adjusted taxable income as defined in the Tax Act. Any business interest expense disallowed as a deduction as a result of the limitation may be carried forward indefinitely. At December 31, 2024 and December 31, 2025, we have recorded deferred tax assets of $23.1 million and $30.6 million, respectively, for the carryforwards associated with the nondeductible portion of our interest expense and have concluded we are required to recognize a valuation allowance for such deferred tax asset under the more-likely-than-not recognition criteria. During 2025 we recognized a non-cash deferred income tax expense of $8.5 million with respect to the valuation allowance recorded on a portion of our additional interest expense carryforwards.

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2025, we have recognized a deferred income tax liability with respect to our direct investment in Kronos of $49.7 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of such deferred income tax liability we would be required to have recognized (the cap) is $153.6 million. During 2025, we recognized a non-cash deferred income tax benefit with respect to our direct investment in Kronos of $7.5 million for the decrease in the deferred income taxes required to be recognized with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock, to the extent such decrease related to our equity in Kronos’ net income during such period. We recognized a similar non-cash deferred income tax expense of $4.6 million in 2024 and a non-cash deferred income tax benefit of $6.4 million in 2023. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts shown in the table above for income tax expense (benefit) allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

Prior to the enactment of the 2017 Tax Act, the undistributed earnings of our Chemical Segment’s European subsidiaries were deemed to be permanently reinvested (we had not made a similar determination with respect to the undistributed earnings of our Canadian subsidiary). Pursuant to the repatriation tax provisions of the 2017 Tax Act which imposed a one-time repatriation tax on post-1986 undistributed earnings, we recognized current income tax expense of $74.1 million and elected to pay such tax in annual installments over an eight-year period.  We made our final installment payment of $18.6 million in 2025.

On December 10, 2024, the Department of the Treasury and the Internal Revenue Service released final currency regulations under §987 and related rules (the “2024 Final Regulations”). The 2024 Final Regulations generally apply to tax years beginning after December 31, 2024, and include transition rules that require us to compute a pretransition gain or loss for currency translation related to the operations, assets and liabilities of our non-U.S. qualified business units. Pursuant to the 2024 Final Regulations, we have calculated a pretransition gain of $77.1 million and, accordingly, our income tax expense in 2024 includes a non-cash deferred income tax expense of $16.5 million recognized in the fourth quarter.  We have elected to amortize such gain into taxable income over a ten-year period beginning in 2025, and accordingly, in 2025 we recorded a current tax expense of $1.6 million as a result of such amortization.

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

On July 18, 2025, Germany enacted legislation which includes, among other provisions, an additional depreciation allowance for certain fixed assets, improvements to the research and development tax allowance and, starting in 2028, a reduction of the 15% corporate tax rate by one percentage point in each of five years until the tax rate reaches 10% in 2032. We recorded a non-cash deferred tax expense of $19.3 million in the third quarter to reduce our net German deferred tax asset as a result of the reduction of the German corporate tax rate.

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

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) during 2023, 2024 and 2025:

	Years ended December 31,
	2023	2024	2025

	(In millions)
Unrecognized tax benefits:
Amount at beginning of year	$3.5	$2.8	$3.2
Tax positions taken in current period	.5	.5	.6
Lapse due to applicable statute of limitations	(1.2)	—	(.6)
Changes in currency exchange rates	—	(.1)	.3
Amount at end of year	$2.8	$3.2	$3.5

At December 31, 2025, all of our uncertain tax benefits are classified as a component of our noncurrent deferred tax asset. If our uncertain tax positions at December 31, 2025 were recognized, there would be no net impact to our effective income tax rate.

We and Contran file income tax returns in U.S. federal and various state and local jurisdictions. We also file income tax returns in various non-U.S. jurisdictions, principally in Germany, Canada, Belgium and Norway. Our U.S. income tax returns prior to 2022 are generally considered closed to examination by applicable tax authorities. Our non-U.S. income tax returns are generally considered closed to examination for years prior to 2021 for Germany and Belgium and 2020 for Canada and Norway, although certain periods may be extended if currently under examination or for the review of cross-border transactions.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. The amount of interest and penalties we accrued during 2023, 2024 and 2025 was not material.

The following table shows our net tax payments made in 2023, 2024, and 2025 disaggregated by taxing jurisdiction.

	Years ended December 31,
	2023	2024	2025

	(In millions)
U.S. federal	$21.0	$25.2	$27.2
State	.8	.4	.4
Non-U.S.
Norway	11.6	14.7	23.3
Germany	(5.5)	.2	(1.1)
Other	(.5)	1.3	2.3
	$27.4	$41.8	$52.1

Note 15 – Noncontrolling interest in subsidiaries:

	December 31,
	2024	2025

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$210.3	$197.6
NL Industries	81.5	75.1
CompX International	19.0	18.0
BMI	18.7	25.0
LandWell	13.5	24.8
Total	$343.0	$340.5

	Years ended December 31,
	2023	2024	2025

	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$(9.5)	$16.1	$(21.3)
NL Industries	(.4)	11.4	(6.4)
CompX International	2.9	2.0	2.4
BMI	8.2	9.6	10.6
LandWell	13.8	14.2	17.4
Total	$15.0	$53.3	$2.7

Note 16 – Valhi stockholders’ equity:

	Shares of common stock
	Issued	Treasury	Outstanding

	(In millions)
Balance at December 31, 2023, 2024 and 2025	29.6	(1.1)	28.5

Valhi share repurchases and cancellations. Our board of directors previously authorized the repurchase of shares of our common stock in open market transactions, including block purchases, or in privately negotiated transactions, which may include transactions with our affiliates or subsidiaries. The aggregate number of shares authorized for repurchase is 833,333, and we have approximately 334,000 shares available for repurchase at December 31, 2025. We may purchase the stock from time to time as market conditions permit. The stock repurchase program does not include specific price targets or timetables and may be suspended at any time. Depending on market conditions, we may terminate the program prior to completion. We will use cash on hand to acquire the shares. Repurchased shares could be retired and cancelled or may be added to our treasury stock and used for employee benefit plans, future acquisitions or other corporate purposes. We did not make any such purchases under the plan in 2023, 2024 or 2025.

Treasury stock. At December 31, 2024 and 2025, NL and Kronos held approximately 1.2 million and .1 million shares of our common stock, respectively. The treasury stock we reported for financial reporting purposes at December 31, 2024 and 2025 represents our proportional interest in these shares of our common stock held by NL and Kronos, at NL’s and Kronos’ historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of NL and Kronos, are reflected in our Consolidated Balance Sheets at fair value and are classified as part of other noncurrent assets. Under Delaware Corporation Law, 100% (and not the proportionate interest) of a parent company’s shares held by a majority-owned subsidiary of the parent is considered to be treasury stock for voting purposes. As a result, our common shares outstanding for financial reporting purposes differ from those outstanding for legal purposes. Any unrealized gains or losses on the shares of our common stock attributable to the noncontrolling interest of Kronos and NL are recognized in the determination of each of Kronos and NL’s respective net income or loss. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a loss of $1.7 million in 2023, a gain of $1.9 million in 2024 and a loss of $2.7 million in 2025 in our Consolidated Statements of Operations which represents the unrealized gain (loss) in respect of these shares attributable to the noncontrolling interest of Kronos and NL. See Note 2.

Valhi director stock plan. Prior to 2022, our board of directors adopted a plan that provided for the award of stock to our board of directors, and up to a maximum of 200,000 shares could be awarded. In March 2021, our board of directors voted to replace the existing director stock plan with a new plan that would provide for the award of stock to non-employee members of our board of directors, and up to a maximum of 100,000 shares could be awarded. The new plan was approved at our May 2021 shareholder meeting, at which time the prior director stock plan terminated. We awarded 6,300 shares and 7,500 shares under this plan in 2024 and 2025, respectively, and at December 31, 2025, 70,800 shares are available for future award under this new plan.

Stock plans of subsidiaries. Kronos, NL and CompX each maintain plans which provide for the award of their common stock to their board of directors. At December 31, 2025, Kronos, NL and CompX had 71,000, 170,750 and 115,150 shares of their respective common stock available for future award under respective plans.

Accumulated other comprehensive loss. Accumulated other comprehensive income (loss) attributable to Valhi stockholders comprises changes in equity as presented in the table below.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning of year	$1.6	$1.7	$1.7
Other comprehensive income:
Unrealized gain arising during the year	.1	—	—
Balance at end of year	$1.7	$1.7	$1.7
Currency translation:
Balance at beginning of year	$(91.5)	$(88.8)	$(111.7)
Other comprehensive income (loss) arising during the year	2.7	(22.9)	21.6
Balance at end of year	$(88.8)	$(111.7)	$(90.1)
Defined benefit pension plans:
Balance at beginning of year	$(55.0)	$(58.8)	$(49.4)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	1.9	2.1	1.8
Net actuarial gain (loss) arising during the year	(10.0)	7.1	12.4
Plan settlement	4.3	.2	17.5
Balance at end of year	$(58.8)	$(49.4)	$(17.7)
OPEB plans:
Balance at beginning of year	$1.0	$.4	$.2
Other comprehensive income:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.7)	(.3)	(.3)
Net actuarial gain arising during the year	.1	.1	.4
Balance at end of year	$.4	$.2	$.3
Total accumulated other comprehensive loss:
Balance at beginning of year	$(143.9)	$(145.5)	$(159.2)
Other comprehensive income (loss)	(1.6)	(13.7)	53.4
Balance at end of year	$(145.5)	$(159.2)	$(105.8)

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

From time to time, we may have loans and advances outstanding between us and various related parties, including Contran, pursuant to term and demand notes. We generally enter into these loans and advances for cash management purposes. When we loan funds to related parties, we are generally able to earn a higher rate of return on the loan than we would earn if we invested the funds in other instruments. While certain of these loans may be of a lesser credit quality than cash equivalent instruments otherwise available to us, we believe we have evaluated the credit risks involved and appropriately reflect those credit risks in the terms of the applicable loans. When we borrow from related parties, we are generally able to pay a lower rate of interest than we would pay if we borrowed from unrelated parties. We paid Contran $10.3 million, $6.3 million and $3.4 million in interest on borrowings and unused commitment fees under Valhi’s Contran credit facility in 2023, 2024 and 2025, respectively. In February 2024, Kronos entered into a $53.7 million subordinated, unsecured term loan with Contran. Interest expense on Kronos’ loan from Contran was $5.1 million each of 2024 and 2025. See Note 9 for more information on the Kronos term loan with Contran and the Valhi credit facility with Contran.

Under the terms of various intercorporate services agreements (“ISA”) we enter into with Contran, employees of Contran provide us certain management, tax planning, financial and administrative services on a fee basis. Such fees are based on the compensation of individual Contran employees providing services for us and/or estimates of the time devoted to our affairs by such persons. Because of the number of companies affiliated with Contran, we believe we benefit from cost savings and economies of scale gained by not having certain management, financial and administrative staffs duplicated at all of our subsidiaries, thus allowing certain Contran employees to provide services to multiple companies but only be compensated by Contran. We negotiate fees annually, and agreements renew quarterly. The net ISA fees charged to us by Contran aggregated $37.8 million in 2023, $39.5 million in 2024 and $42.6 million in 2025.

At December 31, 2025, we had an aggregate 16.7 million shares of our Kronos common stock pledged as collateral for certain debt obligations of Contran. We receive a fee from Contran for pledging these Kronos shares, determined by a formula based on the market value of the shares pledged. We received $.8 million in 2023, $.9 million in 2024 and $.5 million in 2025 from Contran for this pledge.

Contran and certain of its subsidiaries and affiliates, including us, purchase certain of their insurance policies and risk management services as a group, with the costs of the jointly-owned policies and services being apportioned among the participating companies. Tall Pines Insurance Company, our subsidiary, underwrites certain insurance policies for Contran and certain of its subsidiaries and affiliates, including us. Tall Pines purchases reinsurance from highly rated (as determined by A.M. Best or other internationally recognized ratings agency) third-party insurance carriers for substantially all of the risks it underwrites. Consistent with insurance industry practices, Tall Pines receives commissions from the reinsurance underwriters and/or assesses fees for certain of the policies that it underwrites. The aggregate amount paid under the group insurance program by us, our subsidiaries and LPC in 2023, 2024 and 2025 was $29.3 million, $29.7 million and $24.1 million, respectively, which amounts principally represent insurance premiums. The aggregate amounts paid under the group insurance program also include payments to insurers or reinsurers for the reimbursement of claims within our applicable deductible or retention ranges that such insurers and reinsurers paid to third parties on our behalf, as well as amounts for claims and risk management services and various other third-party fees and expenses incurred by the program. We expect these relationships will continue in 2026.

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

Contran and certain of its subsidiaries participate in a combined information technology data services program that Contran provides for primary data processing and failover. The program apportions its costs among the participating companies. The aggregate amount Kronos paid Contran for such services was $.4 million in each of 2023 and 2024 and $.3 million in 2025. Under the terms of a sublease agreement between Contran and Kronos, Kronos leases certain office space from Contran. Kronos paid Contran $.6 million in 2023 and $.7 million in each of 2024 and 2025 for such rent and related ancillary services. We expect these relationships with Contran will continue in 2026.

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

Receivables from and payables to affiliates are summarized in the table below.

	December 31,
	2024	2025

	(In millions)
Current receivables from affiliates:
Contran - income taxes	$—	$2.4
Contran - trade items	.2	.1
Other	.6	.6
Total	$.8	$3.1
Current payables to affiliates:
Contran - income taxes	$16.9	$—
Contran - trade items	.2	1.3
Other	—	.1
Total	$17.1	$1.4
Payables to affiliate included in long-term debt:
Valhi - Contran credit facility	$44.6	$23.6
Kronos - Contran Term Loan	53.7	53.7
Total	$98.3	$77.3

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

In the matter titled County of Santa Clara v. Atlantic Richfield Company, et al. (Superior Court of the State of California, County of Santa Clara, Case No. 1-00-CV-788657) on July 24, 2019, an order approving a global settlement agreement entered into among all of the plaintiffs and the three defendants remaining in the case (the Sherwin Williams Company, ConAgra Grocery Products and NL) was entered by the court and the case was dismissed with prejudice. The global settlement agreement provided that an aggregate $305 million would be paid collectively by the three co-defendants in full satisfaction of all claims resulting in a dismissal of the case with prejudice and the resolution of (i) all pending and future claims by the plaintiffs in the case, and (ii) all potential claims for contribution or indemnity between NL and its co-defendants in respect to the case. In the agreement, NL expressly denied any and all liability and the dismissal of the case with prejudice was entered by the court without a final judgment of liability entered against NL. The settlement agreement fully concludes this matter.

Under the terms of the global settlement agreement, each defendant paid an aggregate $101.7 million to the plaintiffs as follows: $25.0 million within sixty days of the court’s approval of the settlement and dismissal of the case, and the remaining $76.7 million in six annual installments beginning on the first anniversary of the initial payment ($12.0 million for the first five installments and $16.7 million for the sixth installment). NL’s sixth installment, which was paid in October 2025, was funded with amounts that were already on deposit at the court and previously included in current restricted cash on our Consolidated Balance Sheets, as those amounts, together with all accrued interest through the date of payment, had been committed to the settlement. Per the terms of the settlement, any amounts on deposit in excess of the final payment were to be returned to NL, and in October 2025 NL received accrued interest of approximately $1.6 million from such restricted cash.

For financial reporting purposes, NL used a discount rate of 1.9% per annum to discount the aggregate $101.7 million settlement to the estimated net present value of $96.3 million. NL recognized an aggregate accretion expense of $.7 million, $.5 million and $.2 million in 2023, 2024 and 2025, respectively.

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

Environmental matters and litigation

Our operations are governed by various environmental laws and regulations. Certain of our businesses are and have been engaged in the handling, manufacture or use of substances or compounds that may be considered toxic or hazardous within the meaning of applicable environmental laws and regulations. As with other companies engaged in similar businesses, certain of our past and current operations and products have the potential to cause environmental or other damage. Our businesses have implemented and continue to implement various policies and programs in an effort to minimize these risks. Our policy is to maintain compliance with applicable environmental laws and regulations at all of our plants and to strive to improve environmental performance and overall sustainability. Periodically we voluntarily publish on our Kronos website an Environmental Social Governance (“ESG”) Report, which describes Kronos’ policies and programs in the area of ESG, including environmental compliance. From time to time, our businesses may be subject to environmental regulatory enforcement under U.S. and non-U.S. statutes, the resolution of which typically involves the establishment or enhancement of compliance programs. It is possible that future developments, such as stricter requirements of environmental laws and enforcement policies, could adversely affect our production, handling, use, storage, transportation, sale or disposal of such substances. We believe all of our facilities are in substantial compliance with applicable environmental laws.

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

The table below presents a summary of the activity in our accrued environmental costs during 2023, 2024 and 2025.

	Years ended December 31,
	2023	2024	2025

	(In millions)
Balance at the beginning of the year	$97.3	$96.9	$74.6
Additions (deductions), net	2.5	(19.2)	2.7
Payments, net	(2.9)	(3.1)	(59.8)
Balance at the end of the year	$96.9	$74.6	$17.5
Amounts recognized in the Consolidated Balance Sheet at the end of the year:
Current liabilities	$3.7	$59.7	$2.8
Noncurrent liabilities	93.2	14.9	14.7
Total	$96.9	$74.6	$17.5

NL. On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At December 31, 2025, NL had accrued approximately $13 million related to approximately 27 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $26 million, including amounts currently accrued. These accruals have not been discounted to present value.

In February 2025, the United States District Court for the District of New Jersey entered an order approving a consent decree relating to the Raritan Bay Slag Superfund Site (“RBS Site”) in Middlesex County, New Jersey. The consent decree required the United States Army Corps of Engineers (and other federal agencies), the State of New Jersey, the Township of Old Bridge, NL, and twenty-two other private companies to pay a total of $151.1 million, plus interest, to resolve all federal and state law claims for past and future response costs under CERCLA and the New Jersey Spill Act, including natural resource damages, contribution, and indemnification, relating to the RBS Site. The consent decree is a global settlement of all such claims relating to the RBS Site and resolves a lawsuit captioned United States of America, et al. v. NL Industries, Inc., et al. (United States District Court for the District of New Jersey, Civil Action No. 3:24-cv-08946) as well as all claims asserted by NL and the other settling parties in NL’s previously filed contribution lawsuit, NL Industries, Inc. v. Old Bridge Township, et al. The satisfaction of NL’s obligations under the consent decree fully concludes this matter.

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

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At December 31, 2025, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, are liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, are liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our Consolidated Financial Statements, results of operations and liquidity.

Other. We have also accrued approximately $4 million at December 31, 2025 for other environmental cleanup matters which represents our best estimate of the liability.

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

We have agreements with certain of our former insurance carriers pursuant to which the carriers reimburse us for a portion of our future lead pigment litigation defense costs, and one such carrier reimburses us for a portion of our future asbestos litigation defense costs. We are not able to determine how much we will ultimately recover from these carriers for defense costs incurred by us because of certain issues that arise regarding which defense costs qualify for reimbursement. While we continue to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. In this regard, NL received $.5 million and $1.4 million in insurance recoveries in 2023 and 2024, respectively. NL did not receive any insurance recoveries in 2025.

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

Other matters

Concentrations of credit risk – Sales of TiO2 accounted for approximately 90% of our Chemicals Segment’s sales in 2023, 2024 and 2025. The remaining sales result from the sale of ilmenite ore (a raw material used in the sulfate pigment production process), and the manufacture and sale of iron-based water treatment chemicals and certain titanium chemical products (derived from co-products of the TiO2 production processes). TiO2 is generally sold to the paint, plastics and paper industries. Such markets are generally considered “quality-of-life” markets whose demand for TiO2 is influenced by the relative economic well-being of the various geographic regions. Our Chemicals Segment sells TiO2 to approximately 3,000 customers, with the top ten customers approximating 35% of our Chemicals Segment’s net sales in 2023, 39% in 2024 and 35% in 2025. One customer accounted for approximately 12% of our Chemicals Segment’s net sales in 2023 and 10% of our Chemicals Segment’s net sales in 2024. Our Chemicals Segment did not have sales to a single customer comprising 10% or more of its net sales in 2025. The table below shows the approximate percentage of our Chemicals Segment’s TiO2 sales by volume for its significant markets, Europe and North America, for the last three years.

	2023	2024	2025
Europe	44%	44%	45%
North America	41%	40%	40%

Our Component Products Segment’s products are sold primarily in North America to original equipment manufacturers. The ten largest customers related to our Component Product’s Segment accounted for approximately 52% of our Component Products Segment’s sales in 2023, 47% in 2024 and 52% in 2025. One customer of the security products reporting unit accounted for approximately 24% in 2023 (of which 11% related to a non-recurring pilot project), 21% in 2024 and 26% in 2025.

Our Real Estate Management and Development Segment’s revenue are land sales income and electric delivery fees (prior to December 2023). During 2023, we recognized revenue from five customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales all related to land sales. During each of 2024 and 2025, we recognized revenue from three customers that each exceeded 10% of our Real Estate Management and Development Segment’s net sales all related to land sales.

Long-term contracts – Our Chemicals Segment is a party to various agreements that contractually and unconditionally commit us to pay certain amounts in the future. Under these agreements, our Chemicals Segment has obligations of approximately $133 million at December 31, 2025 (including approximately $108 million committed to be purchased in 2026) which consist of open purchase orders and contractual obligations, primarily commitments to purchase raw materials and services.

Note 19 – Fair value measurements and financial instruments:

See Note 6 for information on how we determine the fair value of our marketable securities.

See Note 3 for additional details related to the acquisition earn-out liability.

Currency forward contract - In order to manage currency exchange rate risk associated with our €75 million 3.75% Senior Secured Notes that matured in September 2025, during the first quarter of 2025 Kronos entered into a euro currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025 resulting in cash proceeds of $2.8 million and a currency transaction gain of $2.8 million in 2025 included in our Consolidated Statements of Operations. At December 31, 2025, Kronos had no currency forward contracts outstanding.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2024 and 2025:

	December 31, 2024		December 31, 2025
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$378.6	$378.6	$228.7	$228.7
Long-term debt:
Kronos 9.50% Senior Secured Notes due 2029	365.4	403.4	503.7	469.9
Kronos 3.75% Senior Secured Notes due 2025	78.3	77.9	—	—
Kronos revolving credit facility	10.0	10.0	—	—
LandWell bank note payable	11.4	11.4	10.7	10.7

At December 31, 2025, the estimated market price of Kronos’ 9.50% Senior Secured Notes due 2029 was €937 per €1,000 principal amount. The fair value of Kronos’ 9.50% Senior Secured Notes due 2029 was based on quoted market prices; however, the quoted market price represented Level 2 inputs because the market in which the 9.50% Senior Secured Notes due 2029 trade was not active. Due to the variable interest rate, the carrying amount of Kronos’ revolving credit facility is deemed to approximate fair value. The fair value of other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying value. In addition, at December 31, 2025, Kronos has a $53.7 million subordinated, unsecured term loan payable to a related party, Contran, due September 2029, and Valhi has $23.6 million outstanding on an unsecured revolving credit facility with Contran. See Note 9. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 4 and 10.

Note 20 – Restructuring costs:

In the third quarter of 2024, Kronos closed its sulfate process line at its facility in Varennes, Canada. As a result of the sulfate process line closure, Kronos recognized charges to cost of sales in 2024 of approximately $2 million related to workforce reductions for employees impacted and approximately $14 million in non-cash charges primarily related to accelerated depreciation. All accrued severance costs associated with this restructuring were paid in 2025.

In the fourth quarter of 2025, Kronos initiated a restructuring plan designed to improve its long-term cost structure. A portion of the expected cost savings is planned to be achieved through workforce reductions. During the fourth quarter of 2025, Kronos implemented company-wide voluntary and involuntary workforce reductions impacting approximately 226 positions. A substantial portion of these workforce reductions was accomplished through involuntary programs, for which eligible costs are recognized when management approves the separation program, the affected employees are properly notified and the costs are estimable. A portion of the reductions was also accomplished through voluntary programs, for which eligible workforce reduction costs are recognized at the time both the employee and employer are irrevocably committed to the terms of the separation. To the extent a statutorily mandated notice period applies and the affected employee is not required to provide services to us during the notice period, severance and all wages earned during the notice period are accrued at the time of the agreed upon separation. During the fourth quarter of 2025, Kronos recognized an aggregate $10.3 million charge related to these workforce reductions, of which $6.4 million is classified in selling, general and administrative expense and $3.9 million is classified in cost of sales. Accrued severance costs remaining as of December 31, 2025 are expected to be paid in 2026 and are included in accounts payable and accrued liabilities – other on our Consolidated Balance Sheet. See Note 10 to our Consolidated Financial Statements.  For workforce reductions implemented through December 31, 2025, Kronos does not expect to accrue any further material amounts associated with the affected individuals who continue providing service to Kronos beyond December 31, 2025.

A summary of the activity in Kronos’ accrued restructuring costs for 2024 and 2025 is shown in the table below:

	Years ended December 31,
	2024	2025

	(in millions)
Changes in accrued workforce reduction costs:
Balances at beginning of the year	$5.0	$.9
Workforce reduction costs accrued	2.0	10.3
Workforce reduction costs paid	(6.0)	(2.4)
Currency translation adjustments, net	(.1)	—
Current balance at the end of the year	$.9	$8.8

Note 21 – Recent accounting pronouncements:

Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires additional annual disclosure and disaggregation for the rate reconciliation, income taxes paid and income tax expense by federal, state and non-U.S. tax jurisdictions. In addition, the standard increases the disclosure requirements for items included in the rate reconciliation that meet a quantitative threshold. We adopted the ASU during the year ended December 31, 2025 on a retrospective basis. See Note 14.

Pending Adoption

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