Form 10-Q
period 2026-03-31
VALHI INC /DE/
filed 2026-05-07
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on May 1, 2026:  28,302,293

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

ASSETS	December 31,	March 31,
	2025	2026
		(unaudited)
Current assets:
Cash and cash equivalents	$214.0	$193.7
Restricted cash equivalents	8.6	15.4
Marketable securities	2.9	2.2
Accounts and other receivables, net	318.9	414.8
Inventories, net	659.8	580.1
Prepaid expenses and other	54.9	47.4
Total current assets	1,259.1	1,253.6

Other assets:
Marketable securities	6.1	5.6
Goodwill	382.3	382.3
Deferred income taxes	35.2	29.0
Note receivables - OPA	116.1	111.9
Other assets	81.9	88.6
Total other assets	621.6	617.4

Property and equipment:
Land	79.4	79.1
Buildings	311.7	308.2
Equipment	1,464.2	1,450.9
Mining properties	91.8	95.7
Construction in progress	45.0	49.5
	1,992.1	1,983.4
Less accumulated depreciation and amortization	1,240.5	1,244.4
Net property and equipment	751.6	739.0
Total assets	$2,632.3	$2,610.0

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	March 31,
	2025	2026
		(unaudited)
Current liabilities:
Current maturities of long-term debt	$.8	$.8
Accounts payable and accrued liabilities	434.1	370.1
Income taxes	14.4	15.1
Total current liabilities	449.3	386.0

Noncurrent liabilities:
Long-term debt	590.9	624.5
Accrued pension costs	80.9	76.4
Accrued environmental remediation and related costs	14.7	14.6
Deferred income taxes	55.8	56.2
Other liabilities	77.0	81.6
Total noncurrent liabilities	819.3	853.3

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	670.3	670.3
Retained earnings	508.0	507.7
Accumulated other comprehensive loss	(105.8)	(102.9)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	1,023.2	1,025.8
Noncontrolling interest in subsidiaries	340.5	344.9
Total equity	1,363.7	1,370.7
Total liabilities and equity	$2,632.3	$2,610.0

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three months ended
	March 31,
	2025	2026

	(unaudited)
Revenues and other income:
Net sales	$538.6	$560.1
Other income, net	.8	4.1
Total revenues and other income	539.4	564.2

Cost and other expense:
Cost of sales	416.1	457.1
Selling, general and administrative	78.5	77.5
Other components of net periodic pension and OPEB expense	.8	.8
Interest	13.2	14.7
Total cost and other expense	508.6	550.1

Income before income taxes	30.8	14.1
Income tax expense	8.0	6.3
Net income	22.8	7.8
Noncontrolling interest in net income of subsidiaries	5.9	5.8
Net income attributable to Valhi stockholders	$16.9	$2.0

Amounts attributable to Valhi stockholders:
Basic and diluted net income per share	$.59	$.07

Basic and diluted weighted average shares outstanding	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three months ended
	March 31,
	2025	2026

	(unaudited)
Net income	$22.8	$7.8
Other comprehensive income (loss), net of tax:
Currency translation	15.5	3.7
Defined benefit pension plans	.6	.2
Other	(.1)	—
Total other comprehensive income, net	16.0	3.9
Comprehensive income	38.8	11.7
Comprehensive income attributable to noncontrolling interest	10.1	6.8
Comprehensive income attributable to Valhi stockholders	$28.7	$4.9

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three months ended March 31, 2025 and 2026 (unaudited)
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2024	$.3	$669.9	$574.7	$(159.2)	$(49.6)	$343.0	$1,379.1
Net income	—	—	16.9	—	—	5.9	22.8
Other comprehensive income, net	—	—	—	11.8	—	4.2	16.0
Dividends paid to noncontrolling interest	—	—	—	—	—	(2.3)	(2.3)
Cash dividends - $.08 per share	—	—	(2.3)	—	—	—	(2.3)

Balance at March 31, 2025	$.3	$669.9	$589.3	$(147.4)	$(49.6)	$350.8	$1,413.3

Balance at December 31, 2025	$.3	$670.3	$508.0	$(105.8)	$(49.6)	$340.5	$1,363.7
Net income	—	—	2.0	—	—	5.8	7.8
Other comprehensive income, net	—	—	—	2.9	—	1.0	3.9
Dividends paid to noncontrolling interest	—	—	—	—	—	(2.4)	(2.4)
Cash dividends - $.08 per share	—	—	(2.3)	—	—	—	(2.3)

Balance at March 31, 2026	$.3	$670.3	$507.7	$(102.9)	$(49.6)	$344.9	$1,370.7

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three months ended
	March 31,
	2025	2026

	(unaudited)
Cash flows from operating activities:
Net income	$22.8	$7.8
Depreciation and amortization	15.4	16.9
Benefit plan expense (less) greater than cash funding	(2.7)	1.2
Deferred income taxes	1.8	5.5
Other, net	1.7	.4
Change in assets and liabilities:
Accounts and other receivables, net	(51.0)	(100.9)
Inventories, net	(28.0)	72.7
Land held for development, net	(.5)	2.0
Accounts payable and accrued liabilities	(73.4)	(66.6)
Accrued environmental remediation and related costs	(56.4)	(.1)
Income taxes	2.5	2.6
Accounts with affiliates	5.2	4.7
Other, net	6.7	7.7
Net cash used in operating activities	(155.9)	(46.1)

Cash flows from investing activities:
Capital expenditures	(12.8)	(10.6)
Proceeds from disposal of marketable securities	.5	1.1
Net cash used in investing activities	(12.3)	(9.5)

Cash flows from financing activities:
Kronos revolving credit facility:
Borrowings	145.0	158.1
Payments	(112.1)	(99.2)
Payments on long-term debt	(5.4)	(11.7)
Valhi cash dividends paid	(2.3)	(2.3)
Distributions to noncontrolling interest in subsidiaries	(5.3)	(2.4)
Net cash provided by financing activities	19.9	42.5

Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(148.3)	(13.1)
Effect of exchange rates on cash	1.2	(.5)
Balance at beginning of period	378.6	228.7
Balance at end of period	$231.5	$215.1

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$21.1	$27.0
Income taxes, net	2.2	1.1
Noncash investing activities:
Change in accruals for capital expenditures	2.8	2.0

See accompanying Notes to Condensed Consolidated Financial Statements

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 91% of our outstanding common stock at March 31, 2026. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at March 31, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the SEC on March 10, 2026 (the “2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim period ended March 31, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	March 31, 2026
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63 - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NL. We own approximately 83% of NL. Our control of CompX is through NL. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

Our chief operating decision maker (“CODM”) evaluates segment performance based on each segment’s operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income), which are not attributable to the operations of the reportable operating segments. Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Our CODM is not regularly provided financial information related to the assets of the reportable segments, including capital expenditures, and he does not evaluate the reportable segments’ performance or allocate resources to them based on assets. Therefore, total assets by reportable segment are not included in our segment disclosures. Interest income included in the calculation of segment operating income is not significant for the three months ended March 31, 2025 and 2026.

	Three months ended
	March 31,
	2025	2026

	(In millions)
Net sales:
Chemicals	$489.8	$509.8
Component products	40.3	40.6
Real estate management and development	8.5	9.7
Total net sales	$538.6	$560.1
Cost of sales:
Chemicals	$383.4	$427.0
Component products	28.1	27.3
Real estate management and development	4.6	2.8
Total cost of sales	$416.1	$457.1
Gross margin:
Chemicals	$106.4	$82.8
Component products	12.2	13.3
Real estate management and development	3.9	6.9
Total gross margin	$122.5	$103.0
Operating income:
Chemicals	$41.2	$14.5
Component products	5.9	7.1
Real estate management and development	3.0	11.3
Total operating income	50.1	32.9
General corporate items:
Interest income and other	4.3	3.5
Other components of net periodic pension and OPEB expense	(.8)	(.8)
Changes in market value of Valhi common stock held by subsidiaries	(1.7)	.5
General expenses, net	(7.9)	(7.3)
Interest expense	(13.2)	(14.7)
Income before income taxes	$30.8	$14.1

	Three months ended
	March 31,
	2025	2026

	(In millions)
Depreciation and amortization:
Chemicals	$14.4	$16.0
Component products	1.0	.9
Real estate management and development	—	—
Total	$15.4	$16.9

Infrastructure reimbursements are included in the determination of the Real Estate Management and Development operating income. See Note 12.

Note 3 – Accounts and other receivables, net:

	December 31,	March 31,
	2025	2026

	(In millions)
Trade accounts receivable:
Kronos	$270.7	$357.9
CompX	13.8	19.0
BMI/LandWell	.6	1.0
VAT and other receivables	32.7	35.5
Receivables from affiliates:
Contran - income taxes	2.4	3.1
Contran - trade items	.1	.4
Other	.6	.7
Refundable income taxes	1.9	1.1
Allowance for doubtful accounts	(3.9)	(3.9)
Total	$318.9	$414.8

Note 4 – Inventories, net:

	December 31,	March 31,
	2025	2026

	(In millions)
Raw materials:
Chemicals	$179.7	$145.3
Component products	5.6	5.3
Total raw materials	185.3	150.6
Work in process:
Chemicals	47.3	47.0
Component products	19.9	20.3
Total in-process products	67.2	67.3
Finished products:
Chemicals	268.7	225.7
Component products	4.9	4.4
Total finished products	273.6	230.1
Supplies (chemicals)	133.7	132.1
Total	$659.8	$580.1

Note 5 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	gain, net

	(In millions)
December 31, 2025:
Current assets	$2.9	$2.9	$—

Noncurrent assets	$6.1	$5.9	$.2

March 31, 2026
Current assets	$2.2	$2.2	$—

Noncurrent assets	$5.6	$5.6	$—

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

Note 6 – Other noncurrent assets:

	December 31,	March 31,
	2025	2026

	(In millions)
Operating lease right-of-use assets	$19.9	$20.0
IBNR receivables	14.8	16.4
Restricted cash and cash equivalents	6.1	6.0
Pension asset	20.4	18.2
Receivable from affiliate:
Contran - income taxes	—	2.0
Other	20.7	26.0
Total	$81.9	$88.6

Note 7 – Long-term debt:

	December 31,	March 31,
	2025	2026

	(In millions)
Valhi:
Contran credit facility	$23.6	$11.9
Subsidiary debt:
Kronos:
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	503.7	490.9
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Revolving credit facility	—	58.1
LandWell:
Note payable to Western Alliance Business Trust	10.7	10.7
Total subsidiary debt	568.1	613.4
Total debt	591.7	625.3
Less current maturities	.8	.8
Total long-term debt	$590.9	$624.5

Valhi – Contran credit facility – During the first three months of 2026, we had no borrowings and repaid $11.7 million under this facility. The average interest rate on the credit facility for the three months ended March 31, 2026 was 7.75%. At March 31, 2026, the interest rate was 7.75% and $113.1 million was available for borrowing under this facility.

Kronos – 9.50% Senior Secured Notes due 2029 – At March 31, 2026, the carrying value of the 9.50% Senior Secured Notes due 2029 (€426.174 million aggregate principal amount outstanding) is stated net of $8.4 million of unamortized premium and $6.2 million of unamortized debt issuance costs (at December 31, 2025 the amounts were $9.0 million and $6.9 million, respectively).

Revolving credit facility (the “Global Revolver”) – During the first three months of 2026, Kronos borrowed $155.9 million and repaid $97.8 million under its $350 million Global Revolver. The average interest rate on outstanding borrowings under this facility during the three months ended March 31, 2026 was 4.5%. At March 31, 2026, the average interest rate on outstanding borrowings was 4.5% and Kronos has borrowing availability of approximately $287 million less any amounts outstanding under this facility.

Other – We are in compliance with all of our debt covenants at March 31, 2026.

Note 8 – Accounts payable and accrued liabilities:

	December 31,	March 31,
	2025	2026

	(In millions)
Accounts payable:
Kronos	$224.0	$201.3
CompX	2.7	3.2
BMI/LandWell	2.6	2.9
Distributions payable to noncontrolling interest	2.0	2.0
Total	231.3	209.4
Payables to affiliates:
Contran - other	1.4	1.3
Employee benefits	38.0	28.4
Deferred income	25.9	27.1
Accrued development costs	25.2	23.9
Accrued sales discounts and rebates	25.1	8.4
Accrued severance cost	8.8	7.1
Operating lease liabilities	4.2	4.0
Accrued environmental	2.8	2.9
Interest	14.2	2.4
Other	57.2	55.2
Total	$434.1	$370.1

See Note 18 for additional information related to accrued severance costs.

Note 9 – Other noncurrent liabilities:

	December 31,	March 31,
	2025	2026

	(In millions)
Accrued development costs	$16.1	$14.0
Asset retirement obligations	14.7	14.7
Insurance claims and expenses	16.1	17.8
Operating lease liabilities	15.7	15.8
Deferred income	2.9	2.8
Other postretirement benefits	6.4	6.2
Employee benefits	4.6	4.4
Other	.5	5.9
Total	$77.0	$81.6

Note 10 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended
	March 31,
	2025	2026

	(In millions)
Net sales - point of origin:
United States	$322.4	$357.7
Germany	216.8	226.6
Canada	110.8	87.9
Norway	70.5	66.1
Belgium	65.7	64.2
Eliminations	(296.4)	(292.7)
Total	$489.8	$509.8

Net sales - point of destination:
Europe	$228.5	$243.1
North America	190.2	186.2
Other	71.1	80.5
Total	$489.8	$509.8

The following table disaggregates the net sales of our Component Products Segment by major product line.

	Three months ended
	March 31,
	2025	2026

	(In millions)
Net sales:
Security products	$30.2	$29.9
Marine components	10.1	10.7
Total	$40.3	$40.6

Substantially all of the Real Estate Management and Development Segment’s sales are related to land sales.

Note 11 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended
	March 31,
	2025	2026

	(In millions)
Service cost	$1.4	$1.3
Interest cost	5.2	5.6
Expected return on plan assets	(5.1)	(5.3)
Recognized net actuarial losses	.6	.4
Total	$2.1	$2.0

We expect to contribute the equivalent of approximately $17 million to all of our defined benefit pension plans during 2026.

Note 12 – Other income, net:

	Three months ended
	March 31,
	2025	2026

	(In millions)
Interest income and other:
Interest and dividends	$4.3	$3.7
Securities transactions, net	—	(.2)
Total	4.3	3.5
Currency transactions, net	(4.3)	(5.3)
Infrastructure reimbursement	.2	5.5
Other, net	.6	.4
Total	$.8	$4.1

Infrastructure reimbursement  – As disclosed in Note 7 to our 2025 Annual Report, under an Owner Participation Agreement (“OPA”) entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. LandWell received $5.4 million during the first three months of 2026, which was recognized as other income and is evidenced by a promissory note issued to LandWell by the City of Henderson.

LandWell has agreements with certain utility providers servicing the Cadence master planned community under which certain costs incurred for the development of power infrastructure may be reimbursed to LandWell. LandWell received $.2 million and $.1 million in reimbursement during the first three months of 2025 and 2026, respectively, for past costs incurred.

Note 13 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below.

	Three months ended March 31,
	2025	2026

	(In millions)
U.S. federal statutory income tax rate	$6.5	$2.9
Germany:
Changes in valuation allowances	—	.5
Other, net	.8	.4
Belgium:
Changes in valuation allowances	.1	.5
Other foreign jurisdictions	.4	.3
Effect of cross-border tax laws:
Net controlled-foreign-corporation tested income	.6	.7
Incremental tax benefit on earnings or losses of subsidiary	(1.3)	(.8)
Changes in valuation allowances	.8	.8
Changes in unrecognized tax benefits	—	2.5
Other adjustments:
Incremental tax benefit on investment in Kronos	(.5)	(1.3)
Other	.6	(.2)
Income tax expense	$8.0	$6.3

Comprehensive provision for income taxes allocable to:
Net income	$8.0	$6.3
Other comprehensive income:
Currency translation	1.9	.5
Defined benefit pension plans	.2	.1
Comprehensive income tax expense	$10.1	$6.9

The amount shown in the preceding table of our income tax rate reconciliation for incremental tax benefit on earnings or losses of subsidiary represents net current and deferred U.S. income tax benefit attributable to one of our Chemicals Segment’s non-U.S. subsidiaries which is treated as a dual resident for U.S. income tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States.  It did not have a material impact on our consolidated financial statements.

Tax authorities are examining certain of our U.S. and non-U.S. income tax returns and may propose tax deficiencies, including penalties and interest. In March 2026, we received notices of assessment from the German tax authorities for tax years 2019 through 2021. We disagree with the assessments and have filed notice of appeal.  However, due to the uncertainty of the appeal and the complexity of the appeal process, during the first quarter of 2026 we recorded net income tax expense of $2.0 million to establish an uncertain tax position, net of amounts expected to be received from other taxing jurisdictions.

We believe we have adequate accruals for additional taxes and related interest expense which could ultimately result from tax examinations. We believe the ultimate disposition of tax examinations should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 14 - Noncontrolling interest in subsidiaries:

	December 31,	March 31,
	2025	2026

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$197.6	$196.4
NL Industries	75.1	75.1
CompX International	18.0	18.3
BMI	25.0	26.9
LandWell	24.8	28.2
Total	$340.5	$344.9

	Three months ended March 31,
	2025	2026

	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$3.4	$(1.0)
NL Industries	.1	.7
CompX International	.6	.8
BMI	.6	1.9
LandWell	1.2	3.4
Total	$5.9	$5.8

Note 15 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended
	March 31,
	2025	2026

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning and end of period	$1.7	$1.7

Currency translation:
Balance at beginning of period	$(111.7)	$(90.1)
Other comprehensive income arising during the period	11.4	2.7
Balance at end of period	$(100.3)	$(87.4)

Defined benefit pension plans:
Balance at beginning of period	$(49.4)	$(17.7)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	.5	.2
Balance at end of period	$(48.9)	$(17.5)

OPEB plans:
Balance at beginning of period	$.2	$.3
Other comprehensive loss:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	—
Balance at end of period	$.1	$.3

Total accumulated other comprehensive loss:
Balance at beginning of period	$(159.2)	$(105.8)
Other comprehensive income	11.8	2.9
Balance at end of period	$(147.4)	$(102.9)

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

In addition, the imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of costs among PRPs, solvency of other PRPs, the results of future testing and analysis undertaken with respect to certain sites or a determination that we are potentially responsible for the release of hazardous substances at other sites, could cause our expenditures to exceed our current estimates. Actual costs could exceed accrued amounts or the upper end of the range for sites for which estimates have been made, and costs may be incurred for sites where no estimates presently can be made. Further, additional environmental and related matters may arise in the future. If we were to incur any future liability, this could have a material adverse effect on our Condensed Consolidated Financial statements, results of operations and liquidity.

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

The table below presents a summary of the activity in our accrued environmental costs during the first three months of 2026.

Amount
(In millions)

Balance at the beginning of the period	$17.5
Additions charged to expense, net	.7
Payments, net	(.7)
Balance at the end of the period	$17.5
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$2.9
Noncurrent liabilities	14.6
Total	$17.5

NL – On a quarterly basis, NL evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At March 31, 2026, NL had accrued approximately $13 million related to approximately 27 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NL for remediation and related matters for which NL believes it is possible to estimate costs is approximately $38 million, including the amount currently accrued.

NL believes that it is not reasonably possible to estimate the range of costs for certain sites. At March 31, 2026, there were approximately five sites for which NL is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NL is unable to determine whether or not NL actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NL’s control, such as when the party alleging liability provides information to NL. At certain of these previously inactive sites, NL has received general and special notices of liability from the EPA and/or state agencies alleging that NL, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NL, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at March 31, 2026 for other environmental cleanup matters which represents our best estimate of the liability.

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

For a complete discussion of certain litigation involving NL and certain of its former insurance carriers, refer to our 2025 Annual Report.

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

Note 17 – Fair value measurements and financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2025 and March 31, 2026:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	input	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Asset (liability)
December 31, 2025:
Current marketable securities	$2.9	$—	$2.9	$—
Noncurrent marketable securities	6.1	2.9	3.2	—
March 31, 2026:
Current marketable securities	$2.2	$—	$2.2	$—
Noncurrent marketable securities	5.6	2.8	2.8	—

See Note 5 for amounts related to our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		March 31, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$228.7	$228.7	$215.1	$215.1
Long-term debt:
Kronos fixed rate 9.50% Senior Secured Notes due 2029	503.7	469.9	490.9	416.7
Kronos revolving credit facility	—	—	58.1	58.1
LandWell bank note payable	10.7	10.7	10.7	10.7

At December 31, 2025 and March 31, 2026, the estimated market prices of Kronos’ 9.50% Senior Secured Notes due 2029 were €937 and €853 per €1,000 principal amount, respectively. The fair value of Kronos’ Senior Secured Notes due 2029 was based on quoted market prices; however, these prices represented Level 2 inputs because the market in which the notes trade was not active. Due to the variable interest rate, the carrying amount of Kronos’ revolving credit facility is deemed to approximate fair value. The fair value of other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying value. See Note 7. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 8.

Note 18 – Restructuring costs:

In the fourth quarter of 2025, Kronos initiated a restructuring plan through workforce reductions which is supporting an improved current and longer-term cost structure. These workforce reductions impacted approximately 226 positions with a substantial portion of such reductions accomplished through involuntary programs. A portion of the reductions was also accomplished through voluntary programs, for which eligible workforce reduction costs were recognized at the time both the employee and employer were irrevocably committed to the terms of the separation. During the fourth quarter of 2025, Kronos recognized an aggregate $10.3 million charge related to these workforce reductions. Accrued severance costs remaining at March 31, 2026 are expected to be substantially paid in 2026 and are included in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheet. See Note 8. Kronos does not expect to accrue any further material amounts for the workforce reductions.

A summary of the activity in Kronos’ accrued restructuring costs for the first three months of 2026 is shown in the table below:

Amount
(In millions)
Accrued workforce reduction costs at December 31, 2025	$8.8
Workforce reduction costs accrued	—
Workforce reduction costs paid	(1.5)
Currency translation adjustments, net	(.2)
Current balance at March 31, 2026	$7.1

Note 19 – Recent accounting pronouncements:

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

Operations Overview

Quarter Ended March 31, 2026 Compared to the Quarter Ended March 31, 2025 –

We reported net income attributable to Valhi stockholders of $2.0 million, or $.07 per diluted share, in the first quarter of 2026 compared to net income attributable to Valhi stockholders of $16.9 million, or $.59 per diluted share, in the first quarter of 2025. As discussed more fully below, our net income attributable to Valhi stockholders decreased from 2025 to 2026 primarily due to lower operating income from our Chemicals Segment partially offset by higher operating income from our Component Products and our Real Estate Management and Development Segments.

Our diluted net income per share in the first quarter of 2026 includes:

●	income of $.10 per share related to tax increment infrastructure reimbursement; and
●	a loss of $.04 per share due to recognition at our Chemicals Segment of an uncertain tax position related to a German tax audit.

Current Forecast for 2026 –

We currently expect consolidated operating income for 2026 to be higher as compared to 2025 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2026 primarily due to the positive impacts of increased operating rates, higher sales volumes and selling prices, and lower operating costs; and
●	lower operating income from our Real Estate Management and Development Segment in 2026 due to the wind down of development activities.

Segment Operating Results – 2026 Compared to 2025 –

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

	Three months ended March 31,
	2025	2026	% Change

	(Dollars in millions)
Net sales	$489.8	$509.8	4%
Cost of sales	383.4	427.0	11
Gross margin	$106.4	$82.8	(22)
Operating income	$41.2	$14.5	(65)

Percent of net sales:
Cost of sales	78%	84%
Gross margin	22	16
Operating income	8	3

TiO2 operating statistics:
Sales volumes*	136	142	4%
Production volumes*	143	128	(10)
Percent change in TiO2 net sales:
TiO2 sales volumes			4%
TiO2 product pricing			(6)
TiO2 product mix/other			—
Changes in currency exchange rates			6
Total			4%

*            Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment started 2026 with average TiO2 selling prices lower than at the beginning of 2025; however, its average TiO2 selling prices increased 2% during the first quarter of 2026. Our Chemicals Segment’s average TiO2 selling prices in the first quarter of 2026 were 6% lower than average TiO2 selling prices during the first quarter of 2025. Overall, our Chemicals Segment’s sales volumes increased in the first quarter of 2026 compared to the same period in 2025 due to higher overall sales volumes in the North American, Latin American and export markets partially offset by lower sales volumes in the European market.

During the fourth quarter of 2025, our Chemicals Segment implemented cost reduction initiatives, including workforce reductions and other measures, to permanently improve its cost structure and enable more efficient operation of its facilities at lower production rates for extended periods. As a result, beginning in the first quarter of 2026, our Chemicals Segment’s normal production capacity range has been adjusted to reflect its production capabilities under this new cost structure.

Excluding the effect of changes in currency exchange rates, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first quarter of 2026 was lower as compared to the first quarter of 2025 due to decreases in per metric ton production costs driven primarily by the cost reduction initiatives discussed above, as well as lower raw material and energy costs.

Net Sales – Our Chemicals Segment’s net sales in the first quarter of 2026 increased 4%, or $20.0 million, compared to the first quarter of 2025 due to the effects of a 4% increase in sales volumes (which increased net sales by approximately $20 million) and the favorable impact of changes in currency exchange rates (primarily the euro), which we estimate increased our Chemicals Segment’s net sales by approximately $30 million. These increases were partially offset by a 6% decrease in average TiO2 selling prices (which decreased net sales by approximately $30 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, changes in the relative level of supply and demand as well as changes in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 4% in the first quarter of 2026 as compared to the first quarter of 2025 primarily due to higher sales volumes in our Chemicals Segment’s North American, Latin American and export markets partially offset by lower sales volumes in the European market. The incremental market share gains our Chemicals Segment achieved in the European market during the second half of 2025, primarily as a result of competitor plant closures, continued into the first quarter of 2026. However, gains were not sufficient to offset the underlying decline in overall European demand.

Cost of Sales and Gross Margin – Our Chemicals Segment’s cost of sales increased by $43.6 million, or 11%, in the first quarter of 2026 compared to the first quarter of 2025 due to the effects of a 4% increase in sales volumes and the unfavorable impact from changes in currency exchange rates, partially offset by lower production costs driven primarily by the cost reduction initiatives as well as lower raw material and energy costs. In addition, unabsorbed fixed costs were not material in the first quarter of 2026 compared to $10 million of unabsorbed fixed costs in the first quarter of 2025.

Our Chemicals Segment’s cost of sales as a percentage of net sales increased to 84% in the first quarter of 2026 compared to 78% in the same period of 2025, as the unfavorable impact of lower average TiO2 selling prices more than offset the favorable effects of lower production costs.

Gross margin as a percentage of net sales decreased to 16% in the first quarter of 2026 compared to 22% in the first quarter of 2025. As discussed and quantified above, our Chemicals Segment’s gross margin as a percentage of net sales decreased primarily due to the net effects of  higher sales volumes, lower average TiO2 selling prices, lower production costs and changes in currency exchange rates.

Operating Income– Our Chemicals Segment’s operating income decreased $26.7 million to $14.5 million in the first quarter of 2026 compared to $41.2 million in the first quarter of 2025, primarily as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates decreased operating income by approximately $6 million in the first quarter of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NL and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $.6 million and $.5 million in the first three months of 2026 and 2025, respectively, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates
Three months ended March 31, 2026 vs March 31, 2025
				Translation
				gains/(losses)	Total currency
	Transaction losses recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$—	$—	$—	$30	$30
Operating income	(4)	(5)	(1)	(5)	(6)

The $30 million increase in our Chemicals Segment net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2026 as compared to 2025. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2026 did not have a significant effect on our net sales, as a substantial portion of the sales generated by our Canadian and Norwegian operations is denominated in the U.S. dollar.

The $6 million decrease in our Chemicals Segment’s operating income was comprised of the following:

●	Higher net currency transaction losses of approximately $1 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations. In the first quarter of 2025, our Chemicals Segment entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. Our Chemicals Segment recognized a $.9 million currency transaction gain which was included in our Condensed Consolidated Statement of Income for the three months ended March 31, 2025, and
●	Approximately $5 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as our Chemicals Segment’s local currency-denominated operating costs were translated into more U.S dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S dollar on euro-denominated sales more than offset the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Outlook – During the first quarter of 2026, our Chemicals Segment’s sales volumes improved compared to the same period in 2025, primarily driven by higher sales volumes in our Chemicals Segment’s North American, Latin American, and export markets. While our Chemicals Segment gained market share in Europe as a result of competitor capacity reductions in 2025, these gains were not sufficient to offset further weakening end-market demand in the region. Although customers remain reluctant to build inventory, order lead times have increased, which provides our Chemicals Segment with greater flexibility in near-and intermediate-term production planning. Our Chemicals Segment’s order backlog at the beginning of 2026 was generally higher than the comparable prior-year period and has continued to show positive trends entering the second quarter. However, overall demand remains below historical levels, and the timing and sustainability of a broader market recovery remain uncertain. Our Chemicals Segment implemented price increases during the first quarter of 2026; however, selling prices remain below 2025 levels, and additional price increases will be required to improve its operating margins.

During the fourth quarter of 2025, our Chemicals Segment implemented cost reduction initiatives, including workforce reductions and other measures, to permanently improve its cost structure and enable more efficient operation of its facilities at lower production rates for extended periods. Our Chemicals Segment operated its facilities slightly below normal capacity during the first quarter of 2026.  Our Chemicals Segment’s operating model balances improved cost efficiency with flexibility to respond to changes in demand. During the first quarter of 2026, our Chemicals Segment sold through higher cost inventory produced in the fourth quarter of 2025 and expects gross margin to improve as it realizes the benefit of lower cost inventory produced during 2026.

Industry supply conditions tightened during the first quarter of 2026 due to the recent geopolitical conflict in the Middle East and related supply chain disruptions, including sulfuric acid pricing pressures, and higher energy costs, particularly in Europe. As a result, our Chemicals Segment is beginning to experience higher shipping and production costs driven by increased energy, utility and raw material costs, especially in Europe. These cost pressures are expected to persist as long as uncertainty related to the conflict in the Middle East and broader global conditions continue. In response to rising costs, our Chemicals Segment implemented surcharges in most major markets and announced price increases effective in the second quarter of 2026. Our Chemicals Segment expects TiO₂ selling prices to continue to rise during 2026, which would help mitigate increases in distribution, raw material, energy, and other production costs, although margins will remain below historical levels.

Our Chemicals Segment is focused on improving operating margins through pricing actions, disciplined cost management, and continued execution of its operating cost structural realignment initiatives. Our Chemicals Segment is also continuing to pursue targeted market share opportunities in regions and markets impacted by competitor curtailments, closures, logistical disruptions, or trade measures such as tariffs or duties that have reduced the competitiveness of low-cost imports. These actions are intended to support improved operating performance while maintaining flexibility in the event of continued demand volatility.

Liquidity and capital resources remain sufficient to support our Chemicals Segment’s operations and planned capital investments. While our Chemicals Segment typically experiences a significant seasonal cash usage in the first quarter, our Chemicals Segment expects cash on hand to improve over the remainder of the year. Our Chemicals Segment will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. Our Chemicals Segment believes its revolver availability, combined with the absence of near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation requirements.

Our expectations for the TiO2 industry and our Chemicals Segment’s operations are based on a number of factors outside its control. Our Chemicals Segment’s operations are affected by global and regional economic, political and regulatory factors, and it has experienced global market disruptions. Future impacts on our Chemicals Segment’s operations will depend on, among other things, future energy costs, the effect of newly enacted tariffs in jurisdictions where it or its customers and suppliers operate, its success in implementing mitigation strategies, and the impact of economic conditions, consumer confidence, and geopolitical events on its operations or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

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

Our Component Products Segment’s operating income in the first quarter of 2026 was $7.1 million compared to $5.9 million in the first quarter of 2025. The increase in operating income in the first quarter of 2026 compared to 2025 is primarily due to higher gross margin at the security products reporting unit and, to a lesser extent, the impact of higher sales at the marine components reporting unit.

	Three months ended March 31,
	2025	2026	% Change

	(Dollars in millions)
Net sales:
Security products	$30.2	$29.9	(1)%
Marine components	10.1	10.7	6
Total net sales	40.3	40.6	1
Cost of sales	28.1	27.3	(3)
Gross margin	$12.2	$13.3	9
Operating income	$5.9	$7.1	20

Percent of net sales:
Cost of sales	70%	67%
Gross margin	30	33
Operating income	15	17

Net Sales – Our Component Products Segment’s net sales increased $.3 million in the first quarter of 2026 compared to the same period in 2025 primarily due to higher marine components sales to the industrial market partially offset by lower security products sales.  Security products net sales decreased 1% in the first quarter of 2026 compared to the same period last year primarily due to lower sales across a variety of markets. The decrease was driven by $.3 million lower sales to the healthcare market and $.2 million lower sales to each of the general cabinetry, electric control panel, and gas station security markets. These decreases were partially offset by $.3 million higher sales to the tool storage market and $.2 million higher sales to the institutional furniture market.  Marine components net sales increased 6% in the first quarter of 2026 compared to the same period last year primarily due to $1.9 million higher sales to the industrial market partially offset by $1.4 million lower sales to the towboat market. Towboat market sales in the first quarter of 2025 benefitted from a one-time customer stocking event that did not repeat in 2026.

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales decreased 3% in the first quarter of 2026 compared to the same period in 2025. As a result, gross margin as a percentage of net sales increased over the same period. Security products gross margin as a percentage of net sales increased in the first quarter primarily due to a more favorable customer and product mix. Marine components gross margin as a percentage of net sales decreased in the first quarter of 2026 compared to the same period last year primarily due to higher cost inventory produced during the fourth quarter of 2025 and sold in the first quarter of 2026, partially offset by increased coverage of fixed costs on higher sales.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income for the first quarter of 2026 increased compared to the same period of 2025 and was primarily impacted by the factors affecting sales, cost of sales and gross margin discussed above.

Outlook – Our Component Products Segment’s net sales for the first quarter of 2026 exceeded the prior year period, primarily driven by improved demand in the industrial market at the marine components reporting unit. Security products sales reflected mixed performance across the original equipment manufacturer (“OEM”) markets, driven by differences in customer demand cycles and project timing, resulting in slightly lower net sales compared to the prior year period.  Our Component Products Segment’s operating income increased compared to the prior year primarily due to a more favorable customer and product mix at the security products reporting unit and, to a lesser extent, the impact of higher sales at the marine components reporting unit.

For the full year 2026, our Component Products Segment expects modest net sales growth as our Component Product Segment continues to align pricing, product features, and service levels with market conditions and customer requirements. Net sales growth at the marine components reporting unit is expected to be driven primarily by the industrial market. Recreational marine sales have largely stabilized and sales to the towboat market in 2026 are expected to be generally comparable to 2025 (excluding the impact of the one-time stocking event noted above). At the security products reporting unit, it expects net sales to be consistent with the prior year, reflecting anticipated continued variability across multiple OEM markets.

Our Component Products Segment expects gross margin and operating income margins across both the security products and marine components reporting units in 2026 to remain generally comparable to 2025. Operating income margin at the security products reporting unit benefited from favorable mix in the first quarter of 2026; however, margins are expected to moderate over the remainder of the year.

Our Component Products Segment increased inventory levels across both the security products and marine components reporting units during 2025 to support customer demand. These actions included an insourcing initiative at security products and a shift in customer mix at marine components. Our Component Products Segment’s inventory levels at the end of the first quarter of 2026 were comparable to those at December 31, 2025, and are expected to remain at these levels, consistent with near-term operating requirements.

Our Component Products Segment manufactures substantially all its products in the U.S. and source a substantial majority of its raw materials from U.S. suppliers. Our Component Products Segment also sources certain components, primarily electronic components, from suppliers in Asia, including China. Beginning in the second quarter of 2025 and continuing through the first quarter of 2026, our Component Products Segment incurred tariff-related surcharges on certain raw materials, primarily electronic components. In addition, some of our Component Products Segment’s U.S.-based suppliers are applying tariff-related surcharges on certain domestically sourced materials. Where possible, our Component Products Segment increases selling prices to recover these higher raw material costs, although the extent to which our Component Products Segment can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, duration of tariffs, and our Component Products Segment’s customers’ ability to substitute alternative products. Our Component Products Segment will continue to monitor current and anticipated near-term customer demand levels to ensure its production capabilities and inventories are aligned accordingly.

Our Component Products Segment’s expectations for its operations and the markets it serves are based on a number of factors outside its control. Currently, our Component Products Segment’s supply chains are stable and transportation and logistical delays are minimal. Our Component Products Segment has experienced global and domestic supply chain challenges in the past. Any future impacts on its operations will depend on, among other things, disruption to its operations or its suppliers’ operations, the effect of tariffs, and the impact of broader economic conditions, consumer confidence, and geopolitical events affecting demand for its products or its customers’ and suppliers’ operations, all of which remain uncertain and cannot be predicted.

Real Estate Management and Development  –

	Three months ended March 31,
	2025	2026

	(In millions)
Net sales	$8.5	$9.7
Cost of sales	4.6	2.8
Gross margin	$3.9	$6.9
Operating income	$3.0	$11.3

General – Our Real Estate Management and Development Segment consists of BMI and LandWell. BMI and LandWell own real property in Henderson, Nevada. LandWell is actively engaged in developing certain real estate in Henderson, Nevada including approximately 2,100 acres zoned for residential/planned community purposes.

LandWell began marketing land for sale in the residential/planned community in December 2013 and sold the last remaining parcel during 2025. In addition, adjacent to the residential/planned community, LandWell has been actively marketing and selling land zoned for commercial and light industrial use and sold the last of those remaining parcels during the first quarter of 2026. Although land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In some instances, LandWell will receive cash proceeds at the time the contract closes and record deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Although all of the land in the residential/planned community has been sold, we continue to complete our development obligations. We expect the development work to be completed by the end of 2027.

Net Sales and Operating Income  – Substantially all of the net sales from our Real Estate Management and Development Segment in the first quarter of 2026 and 2025 were from land sales. Net sales increased $1.2 million in the first quarter of 2026 compared to the same period in 2025 primarily due to the sale of the final commercial parcel for $7.3 million, which had no further development obligations and was therefore recognized immediately as revenue. This increase was partially offset by the effects of a slower pace of development activity for previously sold parcels within the residential/planned community as our Real Estate Management and Development Segment nears completion of its development work. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods. All of the revenue we recognized in the first quarters of 2025 and 2026 for our residential/planned community was under this method of revenue recognition. The pace of development activities is dictated by a number of factors such as city permit and design approval, approval from the Nevada Department of Environmental Protection, labor and materials availability, and the amount of remaining development obligations. Cost of sales was $2.8 million in the first quarter of 2026 compared to $4.6 million in the first quarter of 2025. Included in operating income for the first quarter of 2026 was income related to tax increment infrastructure reimbursement of $5.4 million.

Outlook – LandWell is focused on completing development of the land it manages for the residential/planned community in Henderson. At March 31, 2026, all of the land in the residential/planned community had been sold and all saleable acreage zoned for light industrial and commercial use adjacent to the 2,100 acre residential/planned community has also been sold, with the final parcel closing in the first quarter of 2026. At March 31, 2026 we have deferred revenue of $24.8 million related to post-closing obligations on land sales in the residential/planned community closed prior to 2026. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, even though we have already received all the cash proceeds related to these sales. We currently expect to recognize all remaining deferred revenue during 2026. Any delays or curtailments in infrastructure development related to post-closing obligation activities would delay the timing of revenue recognized on these previously closed land sales.

Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large community-wide infrastructure projects. Construction on several of these large projects began in late 2021 and is expected to be completed in 2027. We expect 2026 land development costs to be comparable to those in 2025 due to the timing of planned infrastructure projects and the availability of certain construction materials. Because these large infrastructure projects relate to the entirety of the residential/planned community, the associated costs are not part of the cost-based inputs used to recognize revenue, and therefore, this spending will not correlate to revenue recognition. However, this spending is expected to be eligible for tax increment reimbursement under our Owner Participation Agreement (“OPA”) with the City of Henderson, and delays or curtailments in eligible infrastructure development activities will also delay LandWell’s ability to submit completed costs to the City for approval of additional OPA note receivables. We currently expect to receive approval for the remaining $11 million infrastructure reimbursement note receivables – up to the $170 million cap – in 2026, and we expect to receive cash payments on the notes for the next 5 to 7 years.

General Corporate and Other Items – 2026 Compared to 2025

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NL, hold shares of our common stock. As discussed in the 2025 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NL’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NL, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NL recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or loss. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a gain of $.5 million in the first quarter of 2026 compared to a loss of $1.7 million in the first quarter of 2025 in our Condensed Consolidated Statements of Income, which represents the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NL.

Interest Income and Other – Interest income and other decreased $.8 million in the first quarter of 2026 compared to the same period of 2025 primarily due to decreased average investment balances and lower average interest rates. See Note 12 to our Condensed Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses in the first quarter of 2026 declined slightly as compared to the same period in 2025 primarily due to lower administrative and environmental remediation and related costs. Included in corporate expense are:

●	litigation fees and related costs at NL of $.6 million in the first quarter of 2026 compared to $.5 million in the first quarter of 2025; and
●	environmental remediation and related costs of $.7 million in the first quarter of 2026 compared to $1.0 million in the first quarter of 2025.

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

Interest Expense – Interest expense increased $1.5 million in the first quarter of 2026 compared to the respective period in 2025 primarily due to higher overall debt levels and higher average interest rates. See Note 7 to our Condensed Consolidated Financial Statements.

We expect interest expense will be higher in 2026 as compared to 2025 primarily due to higher debt balances and higher interest rates on Kronos’ debt issued in 2025.

Income Tax Expense – We recognized income tax expense of $6.3 million in the first quarter of 2026 compared to income tax expense of $8.0 million in the first quarter of 2025.  The decrease in the first quarter of 2026 is primarily due to lower earnings in 2026 and the jurisdictional mix of such earnings somewhat offset by a net uncertain tax position of $2.0 million recognized in the first quarter of 2026.  During interim periods, our effective tax rate may not necessarily correspond to the current period income (loss) before taxes due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections of pre-tax income (loss).

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2025, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $49.7 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $153.6 million. During the first three months of 2026, we recognized a $1.4 million non-cash deferred income tax benefit with respect to our direct investment in Kronos. This benefit reflects a decrease in the deferred income taxes required to be recognized on the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock and was related to our equity in Kronos’ net income during the period. We recognized a similar deferred income tax benefit of $.5 million in the first three months of 2025. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

At December 31, 2025, our Chemicals Segment had German corporate and trade net operating loss (“NOL”) carryforwards of $510.8 million (deferred tax asset (“DTA”) of $57.2 million) and $46.3 million (DTA of $5.0 million), respectively.  We have previously concluded no valuation allowance is required to be recognized with respect to such carryforwards principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  At March 31, 2026, we continue to conclude no valuation allowance is required to be recognized for our German DTAs. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 13 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries in the first three months of 2026 was comparable to the same period in 2025 primarily due to decreased operating income at our Chemicals Segment offset by higher operating income from our Component Products and Real Estate and Management Development segments. See Note 14 to our Condensed Consolidated Financial Statements.

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

Cash used in operating activities was $46.1 million in the first three months of 2026 compared to cash used in operating activities of $155.9 million in the first three months of 2025. This $109.8 million decrease in cash used in operating activities in the first three months of 2026 includes:

●	consolidated operating income of $32.9 million in the first three months of 2026, a decrease of $17.2 million compared to operating income of $50.1 million in the first three months of 2025;
●	lower cash paid for environmental remediation and related costs of $56.3 million primairly due to the payment of a settlement for an environmental site in the first quarter of 2025;
●	lower amount of net cash used in 2026 of $60.2 million associated with relative changes in our receivables, inventories, land held for investment, payables and accrued liabilities; and

●	higher cash paid for interest in 2026 of $5.9 million primarily due to increased debt levels and higher average interest rates relative to the comparable period in 2025 and the timing of interest payments.

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

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2025 to March 31, 2026 primarily due to the relative changes in the timing of sales and collections.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2025 to March 31, 2026 primarily due to lower inventory volumes as sales volumes exceeded production volumes during the first quarter of 2026.
●	CompX’s average DSO increased from December 31, 2025 to March 31, 2026 primarily as a result of relative changes in the timing of sales and collections relative to the end of the quarter
●	CompX’s average DSI decreased from December 31, 2025 to March 31, 2026 primarily due to lower days in inventory at the marine components reporting unit driven by higher sales volumes in the first quarter of 2026 as compared to the fourth quarter of 2025.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	March 31,	December 31,	March 31,
	2024	2025	2025	2026
Kronos:
Days sales outstanding	62 days	65 days	61 days	65 days
Days sales in inventory	82 days	86 days	57 days	47 days
CompX:
Days sales outstanding	33 days	41 days	33 days	43 days
Days sales in inventory	94 days	94 days	108 days	100 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Three months ended
	March 31,
	2025	2026

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$(102.4)	$(51.3)
Valhi exclusive of subsidiaries	7.6	14.8
CompX	(.1)	(1.1)
NL exclusive of subsidiaries	(44.2)	.7
Tremont exclusive of subsidiaries	3.7	(.7)
BMI	3.0	.5
LandWell	(1.1)	13.2
Eliminations and other	(22.4)	(22.2)
Total	$(155.9)	$(46.1)

Investing Activities –

During the three months ended March 31, 2026, we spent $10.6 million in capital expenditures including $10.2 million in our Chemicals Segment and $.4 million in our Component Products Segment.

Financing Activities –

During the three months ended March 31, 2026:

●	Kronos had net borrowings of $58.9 million on its revolving credit facility;
●	we repaid $11.7 million under the Contran credit facility; and
●	we paid aggregate quarterly dividends to Valhi stockholders of $.08 per share ($2.3 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first three months of 2026 are comprised of CompX dividends paid to shareholders other than NL, Kronos dividends paid to shareholders other than us and NL, and LandWell dividends paid to partners other than us and BMI.

Outstanding Debt Obligations

At March 31, 2026, our consolidated indebtedness was comprised of:

●	Valhi’s $11.9 million outstanding on its $125 million credit facility with Contran which is due no earlier than December 31, 2027;
●	€426.174 million aggregate outstanding on Kronos’ 9.50% Senior Secured Notes due March 2029 ($490.9 million carrying amount, net of unamortized premium and unamortized debt issuance costs);
●	$53.7 million outstanding on Kronos’ subordinated, unsecured term loan from Contran with an interest rate of 9.54% due September 2029 (the “Contran Term Loan”);
●	$58.1 million outstanding on Kronos’ revolving credit facility (the “Global Revolver”); and
●	$10.7 million on LandWell’s bank loan due April 2036.

Availability under Kronos’ Global Revolver is subject to a borrowing base calculation, as defined in the agreement. The borrowing base calculated for the period ended March 31, 2026 was approximately $287 million.

The Contran Term loan is subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 to our Consolidated Financial Statements included in our 2025 Annual Report. We are in compliance with all of our debt covenants at March 31, 2026. We believe we will be able to continue to comply with the financial covenants contained in our debt obligations through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending March 31, 2027) and long-term obligations (defined as the five-year period ending March 31, 2031). Kronos’ Global Revolver matures in July 2029, and at March 31, 2026 Kronos had total availability for borrowing of approximately $287 million less any amounts outstanding. The borrowing base is calculated at least quarterly, and the amount available for borrowing may change based on applicable period end balances. See Note 7 to our Condensed Consolidated Financial Statements. If actual developments differ from our expectations, our liquidity could be adversely affected.

At March 31, 2026, we had an aggregate of $222.8 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $23.7 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$33.6	$23.7
CompX	49.4	—
NL exclusive of its subsidiaries	55.9	—
BMI	10.6	—
Tremont exclusive of its subsidiaries	11.9	—
LandWell	61.2	—
Valhi exclusive of its subsidiaries	.2	—
Total cash and cash equivalents, restricted cash and marketable securities	$222.8	$23.7

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2026 will be approximately $64 million as follows:

●	$60 million by our Chemicals Segment; and
●	$4 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $39 million on land development costs during 2026.

Capital spending for 2026 is expected to be funded through cash generated from operations or borrowing under our existing credit facilities. Planned capital expenditures for the remainder of 2026 at Kronos and CompX will primarily be to maintain and improve our existing facilities and, as it relates to CompX, to meet expected customer demand and maintain technology infrastructure. It is possible we will delay planned capital projects based on market conditions including but not limited to expected demand and the general availability of materials, equipment and supplies necessary to complete such projects.

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

At March 31, 2026, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. At March 31, 2026, approximately 1.0 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At March 31, 2026, approximately .5 million shares were available for repurchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.05 per share in each quarter of 2025 for which we received $11.6 million. In February 2026 the Kronos board of directors approved a quarterly dividend of $.05 per share. If Kronos were to pay its $.05 per share dividend in each quarter of 2026 based on the 58.0 million shares we held of Kronos common stock at March 31, 2026, during 2026 we would receive aggregate regular dividends from Kronos of $11.6 million.  NL paid a quarterly dividend of $.09 per share in 2025 for which we received $14.5 million. In August 2025 the NL board of directors declared a special dividend of $.21 per share on its common stock. We received $8.5 million from this dividend, which is not expected to be recurring. In February 2026 the NL board of directors approved a quarterly dividend of $.10 per share. If NL were to pay its $.10 per share dividend in each quarter of 2026 based on the 40.4 million shares we held of NL common stock at March 31, 2026, during 2026 we would receive aggregate quarterly dividends from NL of $16.2 million.  BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $19.5 million in 2025 and $.8 million in April 2026. All of our ownership interest in CompX is held through our ownership in NL; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NL.

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

We have a $50 million revolving credit facility with a subsidiary of NL secured with approximately 35.2 million shares of the common stock of Kronos held by NL’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NL’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NL’s subsidiary’s assets to, another entity, and require NL’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NL’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NL’s subsidiary or NL, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at March 31, 2026.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2027. We had gross borrowings of $3.1 million and gross repayments of $3.7 million during the first three months of 2026, and $7.4 million was outstanding at March 31, 2026. We could borrow $17.6 million under our current intercompany facility with CompX at March 31, 2026. CompX’s obligation to loan us money under this note is at CompX’s discretion.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2025 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2025 Annual Report, or in Notes 13 and 16 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

See Note 19 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. There have been no changes in our critical accounting policies or estimates during the first three months of 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates, equity security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2025 Annual Report, and refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosure About Market Risk” in our 2025 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In addition to the matters discussed below, refer to Note 16 to our Condensed Consolidated Financial Statements and our 2025 Annual Report for descriptions of certain legal proceedings.

In March 2026, NL and several other defendants were served with a complaint in City of Columbus  v. NL Industries, Inc., (Franklin County, Ohio Court of Common Pleas, Case No. 26 CV 002355), which was subsequently removed to federal court (United States District Court for the Southern District of Ohio, Case No. 2:26-cv-00465-MHW-SCS).  In the complaint, the City of Columbus, Ohio, asserts that NL and several other former lead manufacturers are liable for the cost of replacing lead and galvanized service lines in the City’s water delivery system and related water treatment costs, under theories of public nuisance and civil conspiracy.  NL intends to deny liability and will defend vigorously against all claims.

South Carolina Public Water Company PFAS Litigation. In April 2026, CompX filed answers denying liability in all four pending PFAS cases. CompX intends to defend vigorously against all claims.

ITEM 1A. Risk Factors.

For a discussion of the risk factors related to our businesses, please refer to Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report.

ITEM 6. Exhibits.

ITEM No.	Exhibit Index

10.1*

Restated and Amended Richards Bay Chloride Slag Sales Agreement by and between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent) and Kronos (US), Inc. effective January 1, 2016, as amended through Amendment dated February 13, 2026 (and effective January 1, 2026) between Richards Bay Titanium (Proprietary) Limited (acting through its sales agent Rio Tinto Iron and Titanium Canada Inc.) and Kronos (US), Inc. – incorporated by reference to Exhibit 10.1 of Kronos Worldwide, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

_______________

* Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALHI, INC.
(Registrant)

Date:	May 7, 2026	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	May 7, 2026	/s/ Edward R. Moore
Edward R. Moore (Vice President and Controller)