Form 10-Q
period 2026-06-30
VALHI INC /DE/
filed 2026-08-06
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on July 31, 2026:  28,321,193

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

ASSETS	December 31,	June 30,
	2025	2026
Current assets:
Cash and cash equivalents	$214.0	$209.7
Restricted cash equivalents	8.6	6.6
Marketable securities	2.9	2.7
Accounts and other receivables, net	318.9	434.2
Inventories, net	659.8	530.9
Prepaid expenses and other	54.9	32.9
Total current assets	1,259.1	1,217.0

Other assets:
Marketable securities	6.1	6.5
Goodwill	382.3	382.3
Deferred income taxes	35.2	24.1
Note receivables - Owner Participation Agreement ("OPA")	116.1	125.2
Other assets	81.9	87.2
Total other assets	621.6	625.3

Property and equipment:
Land	79.4	77.4
Buildings	311.7	295.9
Equipment	1,464.2	1,420.7
Mining properties	91.8	93.2
Construction in progress	45.0	50.4
	1,992.1	1,937.6
Less accumulated depreciation and amortization	1,240.5	1,205.2
Net property and equipment	751.6	732.4
Total assets	$2,632.3	$2,574.7

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	June 30,
	2025	2026
Current liabilities:
Current maturities of long-term debt	$.8	$.8
Accounts payable and accrued liabilities	434.1	355.7
Income taxes	14.4	4.7
Total current liabilities	449.3	361.2

Noncurrent liabilities:
Long-term debt (including affiliate debt of $77.3 million and $61.3 million at December 31, 2025 and June 30, 2026, respectively)	590.9	586.7
Accrued pension costs	80.9	73.7
Accrued environmental remediation and related costs	14.7	14.5
Deferred income taxes	55.8	58.0
Other liabilities	77.0	81.3
Total noncurrent liabilities	819.3	814.2

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	670.3	671.2
Retained earnings	508.0	527.8
Accumulated other comprehensive loss	(105.8)	(105.5)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	1,023.2	1,044.2
Noncontrolling interest in subsidiaries	340.5	355.1
Total equity	1,363.7	1,399.3
Total liabilities and equity	$2,632.3	$2,574.7

Commitments and contingencies (Notes 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026
Revenues and other income:
Net sales	$540.4	$606.1	$1,079.0	$1,166.2
Other income, net	31.1	21.5	31.9	25.6
Total revenues and other income	571.5	627.6	1,110.9	1,191.8

Cost and other expense:
Cost of sales	462.3	486.0	878.4	943.1
Selling, general and administrative	79.2	78.8	157.7	156.3
Other components of net periodic pension and OPEB expense	.7	.8	1.5	1.6
Interest	13.8	14.7	27.0	29.4
Total cost and other expense	556.0	580.3	1,064.6	1,130.4

Income before income taxes	15.5	47.3	46.3	61.4
Income tax expense	8.0	11.8	16.0	18.1
Net income	7.5	35.5	30.3	43.3
Noncontrolling interest in net income of subsidiaries	6.6	13.2	12.5	19.0
Net income attributable to Valhi stockholders	$.9	$22.3	$17.8	$24.3

Amounts attributable to Valhi stockholders:
Basic and diluted net income per share	$.03	$.78	$.62	$.85

Basic and diluted weighted average shares outstanding	28.5	28.5	28.5	28.5

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026
Net income	$7.5	$35.5	$30.3	$43.3
Other comprehensive income (loss), net of tax:
Currency translation	12.7	(3.8)	28.2	(.1)
Defined benefit pension plans	.6	.4	1.2	.6
Other	—	—	(.1)	—
Total other comprehensive income (loss), net	13.3	(3.4)	29.3	.5
Comprehensive income	20.8	32.1	59.6	43.8
Comprehensive income attributable to noncontrolling interest	10.0	12.4	20.1	19.2
Comprehensive income attributable to Valhi stockholders	$10.8	$19.7	$39.5	$24.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Three months ended June 30, 2025 and 2026
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at March 31, 2025	$.3	$669.9	$589.3	$(147.4)	$(49.6)	$350.8	$1,413.3
Net income	—	—	0.9	—	—	6.6	7.5
Other comprehensive income, net	—	—	—	9.9	—	3.4	13.3
Dividends paid to noncontrolling interest	—	—	—	—	—	(2.3)	(2.3)
Cash dividends - $.08 per share	—	—	(2.2)	—	—	—	(2.2)
Equity transactions with noncontrolling interest, net and other	—	.4	—	—	—	—	0.4

Balance at June 30, 2025	$.3	$670.3	$588.0	$(137.5)	$(49.6)	$358.5	$1,430.0

Balance at March 31, 2026	$.3	$670.3	$507.7	$(102.9)	$(49.6)	$344.9	$1,370.7
Net income	—	—	22.3	—	—	13.2	35.5
Other comprehensive loss, net	—	—	—	(2.6)	—	(.8)	(3.4)
Dividends paid to noncontrolling interest	—	—	—	—	—	(2.4)	(2.4)
Cash dividends - $.08 per share	—	—	(2.2)	—	—	—	(2.2)
Equity transactions with noncontrolling interest, net and other	—	.9	—	—	—	.2	1.1

Balance at June 30, 2026	$.3	$671.2	$527.8	$(105.5)	$(49.6)	$355.1	$1,399.3

	Six months ended June 30, 2025 and 2026
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2024	$.3	$669.9	$574.7	$(159.2)	$(49.6)	$343.0	$1,379.1
Net income	—	—	17.8	—	—	12.5	30.3
Other comprehensive income, net	—	—	—	21.7	—	7.6	29.3
Dividends paid to noncontrolling interest	—	—	—	—	—	(4.6)	(4.6)
Cash dividends - $.16 per share	—	—	(4.5)	—	—	—	(4.5)
Equity transactions with noncontrolling interest, net and other	—	.4	—	—	—	—	.4

Balance at June 30, 2025	$.3	$670.3	$588.0	$(137.5)	$(49.6)	$358.5	$1,430.0

Balance at December 31, 2025	$.3	$670.3	$508.0	$(105.8)	$(49.6)	$340.5	$1,363.7
Net income	—	—	24.3	—	—	19.0	43.3
Other comprehensive income, net	—	—	—	.3	—	.2	.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(4.8)	(4.8)
Cash dividends - $.16 per share	—	—	(4.5)	—	—	—	(4.5)
Equity transactions with noncontrolling interest, net and other	—	.9	—	—	—	.2	1.1

Balance at June 30, 2026	$.3	$671.2	$527.8	$(105.5)	$(49.6)	$355.1	$1,399.3

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six months ended
	June 30,
	2025	2026
Cash flows from operating activities:
Net income	$30.3	$43.3
Depreciation	31.9	34.0
Amortization of operating lease right-of-use assets	2.0	2.4
Benefit plan expense less than cash funding	(4.0)	(.4)
Deferred income taxes	3.2	12.2
Gain on building sale	—	(5.8)
Other, net	(1.0)	(.5)
Change in assets and liabilities:
Accounts and other receivables, net	(18.2)	(120.9)
Inventories, net	15.8	119.1
Land held for development, net	(4.2)	1.6
Accounts payable and accrued liabilities	(100.8)	(79.8)
Accrued environmental remediation and related costs	(56.0)	(.3)
Income taxes	(17.8)	(8.4)
Accounts with affiliates	(29.4)	4.1
Other, net	14.0	12.4
Net cash provided by (used in) operating activities	(134.2)	13.0

Cash flows from investing activities:
Capital expenditures	(25.4)	(27.8)
Purchases of marketable securities	—	(2.6)
Proceeds from disposal of marketable securities	.7	2.4
Proceeds from building sale	—	6.8
Net cash used in investing activities	(24.7)	(21.2)

Cash flows from financing activities:
Kronos revolving credit facility:
Borrowings	306.3	283.7
Payments	(280.9)	(255.3)
Payments on long-term debt	(12.0)	(16.4)
Valhi cash dividends paid	(4.5)	(4.5)
Distributions to noncontrolling interest in subsidiaries	(9.6)	(5.1)
Net cash provided by (used in) financing activities	(.7)	2.4

Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	(159.6)	(5.8)
Effect of exchange rates on cash	4.0	(.6)
Balance at beginning of period	378.6	228.7
Balance at end of period	$223.0	$222.3

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$24.8	$29.6
Income taxes, net	50.7	19.0
Noncash investing activities:
Change in accruals for capital expenditures	3.0	1.3

See accompanying Notes to Condensed Consolidated Financial Statements

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 91% of our outstanding common stock at June 30, 2026. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at June 30, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

Basis of Presentation – Consolidated in this Quarterly Report are the results of our wholly-owned and majority-owned subsidiaries, including NLI Holdings, Inc. (“NLI”) (formerly NL Industries, Inc.), Kronos Worldwide, Inc., CompX International Inc., Tremont LLC, Basic Management, Inc. (“BMI”) and The LandWell Company (“LandWell”). Kronos (NYSE: KRO), NLI Holdings, Inc. (NYSE: NL) and CompX (NYSE American: CIX) each file periodic reports with the Securities and Exchange Commission (“SEC”).

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the SEC on March 10, 2026 (the “2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended June 30, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	June 30, 2026
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NLI. We own approximately 83% of NLI. Our control of CompX is through NLI. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

Our chief operating decision maker (“CODM”) evaluates segment performance based on each segment’s operating income, which is defined as income before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income), which are not attributable to the operations of the reportable operating segments. Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income. Intersegment sales are not material. Interest income included in the calculation of segment operating income is not significant for the three and six months ended June 30, 2025 and 2026.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Net sales:
Chemicals	$494.4	$558.1	$984.2	$1,067.9
Component products	40.3	43.6	80.6	84.2
Real estate management and development	5.7	4.4	14.2	14.1
Total net sales	$540.4	$606.1	$1,079.0	$1,166.2
Cost of sales:
Chemicals	$432.1	$455.8	$815.5	$882.8
Component products	27.4	28.1	55.5	55.4
Real estate management and development	2.8	2.1	7.4	4.9
Total cost of sales	$462.3	$486.0	$878.4	$943.1
Gross margin:
Chemicals	$62.3	$102.3	$168.7	$185.1
Component products	12.9	15.5	25.1	28.8
Real estate management and development	2.9	2.3	6.8	9.2
Total gross margin	$78.1	$120.1	$200.6	$223.1
Operating income:
Chemicals	$10.3	$40.4	$51.5	$54.9
Component products	6.3	8.9	12.2	16.0
Real estate management and development	18.9	18.4	21.9	29.7
Total operating income	35.5	67.7	85.6	100.6
General corporate items:
Interest income and other	3.7	4.0	8.0	7.5
Other components of net periodic pension and OPEB expense	(.7)	(.8)	(1.5)	(1.6)
Changes in market value of Valhi common stock held by subsidiaries	—	.1	(1.7)	.6
General expenses, net	(9.2)	(9.0)	(17.1)	(16.3)
Interest expense	(13.8)	(14.7)	(27.0)	(29.4)
Income before income taxes	$15.5	$47.3	$46.3	$61.4

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Depreciation and amortization:
Chemicals	$15.6	$16.3	$30.0	$32.3
Component products	.9	.8	1.9	1.7
Real estate management and development	—	—	—	—
Total	$16.5	$17.1	$31.9	$34.0

Included in the determination of the Real Estate Management and Development Segment operating income are infrastructure reimbursements and a gain from the sale of a building. See Note 12.

Note 3 – Accounts and other receivables, net:

	December 31,	June 30,
	2025	2026

	(In millions)
Trade accounts receivable:
Kronos	$270.7	$373.4
CompX	13.8	19.6
BMI/LandWell	.6	1.1
VAT and other receivables	32.7	36.8
Receivables from affiliates:
Contran - income taxes	2.4	5.0
Contran - trade items	.1	.1
Other	.6	.6
Refundable income taxes	1.9	1.3
Allowance for doubtful accounts	(3.9)	(3.7)
Total	$318.9	$434.2

Note 4 – Inventories, net:

	December 31,	June 30,
	2025	2026

	(In millions)
Raw materials:
Chemicals	$179.7	$144.5
Component products	5.6	5.9
Total raw materials	185.3	150.4
Work in process:
Chemicals	47.3	48.1
Component products	19.9	21.2
Total in-process products	67.2	69.3
Finished products:
Chemicals	268.7	177.6
Component products	4.9	4.7
Total finished products	273.6	182.3
Supplies (chemicals)	133.7	128.9
Total	$659.8	$530.9

Note 5 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	gain, net

	(In millions)
December 31, 2025:
Current assets	$2.9	$2.9	$—

Noncurrent assets	$6.1	$5.9	$.2

June 30, 2026
Current assets	$2.7	$2.7	$—

Noncurrent assets	$6.5	$6.3	$.2

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

Note 6 – Other noncurrent assets:

	December 31,	June 30,
	2025	2026

	(In millions)
Operating lease right-of-use assets	$19.9	$20.2
IBNR receivables	14.8	16.5
Restricted cash and cash equivalents	6.1	6.0
Pension asset	20.4	18.0
Receivable from affiliate:
Contran - income taxes	—	2.1
Other	20.7	24.4
Total	$81.9	$87.2

Note 7 – Long-term debt:

	December 31,	June 30,
	2025	2026

	(In millions)
Valhi:
Contran credit facility	$23.6	$7.6
Subsidiary debt:
Kronos:
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	503.7	487.7
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
Revolving credit facility	—	28.2
LandWell:
Note payable to Western Alliance Business Trust	10.7	10.3
Total subsidiary debt	568.1	579.9
Total debt	591.7	587.5
Less current maturities	.8	.8
Total long-term debt	$590.9	$586.7

Valhi – Contran credit facility – During the first six months of 2026, we had no borrowings and repaid $16.0 million under this facility. The average interest rate on the credit facility for the six months ended June 30, 2026 was 7.75%. At June 30, 2026, the interest rate was 7.75% and $117.4 million was available for borrowing under this facility.

Kronos – 9.50% Senior Secured Notes due 2029 – At June 30, 2026, the carrying value of the 9.50% Senior Secured Notes due 2029 (€426.174 million aggregate principal amount outstanding) is stated net of $8.0 million of unamortized premium and $5.7 million of unamortized debt issuance costs (at December 31, 2025 the amounts were $9.0 million and $6.9 million, respectively).

Revolving credit facility (the “Global Revolver”) – During the first six months of 2026, Kronos borrowed $280.2 million and repaid $252.0 million under its $350 million Global Revolver. The average interest rate on outstanding borrowings under this facility during the six months ended June 30, 2026 was 4.9%. At June 30, 2026, $28.2 million was outstanding under its Global Revolver and the average interest rate on outstanding borrowings was 5.3%. At June 30, 2026, Kronos had borrowing availability of approximately $261 million less any amounts outstanding under this facility.

Other – We are in compliance with all of our debt covenants at June 30, 2026.

Note 8 – Accounts payable and accrued liabilities:

	December 31,	June 30,
	2025	2026

	(In millions)
Accounts payable:
Kronos	$224.0	$172.5
CompX	2.7	3.9
BMI/LandWell	2.6	2.1
Distributions payable to noncontrolling interest	2.0	.7
Total	231.3	179.2
Payables to affiliates:
Contran - other	1.4	1.7
Employee benefits	38.0	35.9
Deferred income	25.9	26.3
Accrued development costs	25.2	23.4
Accrued sales discounts and rebates	25.1	14.0
Accrued severance cost	8.8	3.8
Operating lease liabilities	4.2	3.9
Accrued environmental	2.8	2.7
Interest	14.2	13.9
Other	57.2	50.9
Total	$434.1	$355.7

See Note 18 for additional information related to accrued severance costs.

Note 9 – Other noncurrent liabilities:

	December 31,	June 30,
	2025	2026

	(In millions)
Accrued development costs	$16.1	$13.4
Asset retirement obligations	14.7	15.0
Insurance claims and expenses	16.1	17.9
Operating lease liabilities	15.7	16.0
Deferred income	2.9	2.6
Other postretirement benefits	6.4	6.1
Uncertain tax positions	—	5.4
Employee benefits	4.6	4.3
Other	.5	.6
Total	$77.0	$81.3

See Note 13 for additional information related to the uncertain tax positions.

Note 10 – Revenue – disaggregation of sales:

The following table disaggregates the net sales of our Chemicals Segment by place of manufacture (point of origin) and to the location of the customer (point of destination), which are the categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Net sales - point of origin:
United States	$275.7	$440.7	$598.1	$798.4
Germany	214.5	253.7	431.3	480.3
Canada	55.7	87.6	166.5	175.5
Belgium	65.6	70.3	131.3	134.5
Norway	72.8	62.8	143.3	128.9
Eliminations	(189.9)	(357.0)	(486.3)	(649.7)
Total	$494.4	$558.1	$984.2	$1,067.9

Net sales - point of destination:
Europe	$226.8	$285.5	$455.3	$528.6
North America	188.2	199.0	378.4	385.2
Other	79.4	73.6	150.5	154.1
Total	$494.4	$558.1	$984.2	$1,067.9

The following table disaggregates the net sales of our Component Products Segment by major product line.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Net sales:
Security products	$30.7	$33.3	$60.9	$63.2
Marine components	9.6	10.3	19.7	21.0
Total	$40.3	$43.6	$80.6	$84.2

Substantially all of the Real Estate Management and Development Segment’s sales are related to land sales.

Note 11 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Service cost	$1.5	$1.2	$2.9	$2.5
Interest cost	5.8	5.5	11.3	11.1
Expected return on plan assets	(5.9)	(5.3)	(11.4)	(10.6)
Recognized net actuarial losses	.9	.5	1.6	.9
Total	$2.3	$1.9	$4.4	$3.9

We expect to contribute the equivalent of approximately $17 million to all of our defined benefit pension plans during 2026.

Note 12 – Other income, net:

	Six months ended
	June 30,
	2025	2026

	(In millions)
Interest income and other:
Interest and dividends	$7.8	$7.4
Securities transactions, net	.2	.1
Total	8.0	7.5
Currency transactions, net	5.0	(5.9)
Infrastructure reimbursement	17.5	16.8
Gain on building sale	—	5.8
Other, net	1.4	1.4
Total	$31.9	$25.6

Infrastructure reimbursement – As disclosed in Note 7 to our 2025 Annual Report, under an OPA entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. LandWell received approval for additional tax reimbursement of $16.7 million in the first six months of 2026 ($5.4 million in the first quarter and $11.3 million in the second quarter) and $17.2 million in the first six months of 2025 (all in the second quarter), which were recognized as other income and are evidenced by a promissory note issued to LandWell by the City of Henderson. The maximum infrastructure reimbursement of $170 million available under the OPA has now been approved.

LandWell has agreements with certain utility providers servicing the Cadence master planned community under which certain costs incurred for the development of power infrastructure may be reimbursed to LandWell. LandWell received $.1 million and $.3 million in reimbursement during the first six months of 2026 and 2025, respectively, for past costs incurred.

Gain on the sale of office building – In June 2026, LandWell completed the sale of the office building used in its operations for cash proceeds of approximately $6.8 million and recognized a gain on sale of approximately $5.8 million.

Note 13 – Income taxes:

The provision for income taxes and the difference between such provision for income taxes and the amount that would be expected using the U.S. federal statutory income tax rate of 21% are presented below.

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026

	(In millions)
U.S. federal statutory income tax rate	$3.2	$10.0	$9.7	$12.9
Germany:
Subnational income taxes	(.9)	1.0	(.6)	1.2
Changes in valuation allowances	—	.8	—	1.3
Other	1.2	—	1.7	.2
Belgium:
Changes in valuation allowances	2.7	.4	2.8	.9
Other foreign jurisdictions	.2	.6	.6	.9
Effect of cross-border tax laws:
Net controlled-foreign-corporation tested income	1.7	1.3	2.3	2.0
Incremental tax benefit on earnings or losses of subsidiary	(2.3)	(1.7)	(3.6)	(2.5)
Other	.2	.1	.2	.1
Changes in valuation allowances	3.6	1.3	4.4	2.1
Changes in unrecognized tax benefits, net	(.1)	.1	(.1)	2.6
Other adjustments:
Incremental tax benefit on investment in Kronos	(1.6)	(1.3)	(2.1)	(2.6)
Incremental tax expense (benefit) on investment in BMI/LandWell	.5	(.9)	.9	(1.1)
Other	(.4)	.1	(.2)	.1
Income tax expense	$8.0	$11.8	$16.0	$18.1

Comprehensive provision for income taxes allocable to:
Net income	$8.0	$11.8	$16.0	$18.1
Other comprehensive income (loss):
Currency translation	1.7	(.5)	3.6	—
Defined benefit pension plans	.2	.2	.4	.3
Comprehensive income tax expense	$9.9	$11.5	$20.0	$18.4

The amount shown in the preceding table of our income tax rate reconciliation for incremental tax benefit on earnings or losses of subsidiary represents net current and deferred U.S. income tax benefit attributable to one of our Chemicals Segment’s non-U.S. subsidiaries which is treated as a dual resident for U.S. income tax purposes. The amount shown for incremental tax expense (benefit) on investment in BMI/LandWell represents current and deferred income taxes associated with distributions and earnings from our investment in BMI and LandWell. BMI and LandWell are not members of our consolidated tax group for federal and state tax purposes although we do hold a controlling interest. Income allocable to non-affiliated equity holders is not taxable to us and results in a net incremental tax benefit.

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

Note 14 - Noncontrolling interest in subsidiaries:

	December 31,	June 30,
	2025	2026

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$197.6	$197.4
NLI Holdings	75.1	75.8
CompX International	18.0	18.8
BMI	25.0	30.0
LandWell	24.8	33.1
Total	$340.5	$355.1

	Six months ended June 30,
	2025	2026

	(In millions)
Noncontrolling interest in net income of subsidiaries:
Kronos Worldwide	$1.6	$1.8
NLI Holdings	.2	2.3
CompX International	1.4	1.7
BMI	3.3	5.0
LandWell	6.0	8.2
Total	$12.5	$19.0

Note 15 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning and end of period	$1.7	$1.7	$1.7	$1.7

Currency translation:
Balance at beginning of period	$(100.3)	$(87.4)	$(111.7)	$(90.1)
Other comprehensive income (loss) arising during the period	9.5	(2.8)	20.9	(0.1)
Balance at end of period	$(90.8)	$(90.2)	$(90.8)	$(90.2)

Defined benefit pension plans:
Balance at beginning of period	$(48.9)	$(17.5)	$(49.4)	$(17.7)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	.4	.3	.9	.5
Balance at end of period	$(48.5)	$(17.2)	$(48.5)	$(17.2)

OPEB plans:
Balance at beginning of period	$.1	$.3	$.2	$.3
Other comprehensive loss:
Amortization of prior service credit and net losses included in net periodic OPEB cost	—	(.1)	(.1)	(.1)
Balance at end of period	$.1	$.2	$.1	$.2

Total accumulated other comprehensive loss:
Balance at beginning of period	$(147.4)	$(102.9)	$(159.2)	$(105.8)
Other comprehensive income (loss)	9.9	(2.6)	21.7	.3
Balance at end of period	$(137.5)	$(105.5)	$(137.5)	$(105.5)

Note 16 – Commitments and contingencies:

Lead pigment litigation – NLI

NLI’s former operations included the manufacture of lead pigments for use in paint and lead-based paint. NLI, other former manufacturers of lead pigments for use in paint and lead-based paint (together, the “former pigment manufacturers”), and the Lead Industries Association (“LIA”), which discontinued business operations in 2002, have previously been named as defendants in various legal proceedings seeking damages for personal injury, property damage and governmental expenditures allegedly caused by the use of lead-based paints. Certain of these actions were filed by or on behalf of states, counties, cities or their public housing authorities and school districts, and certain others were asserted as class actions. NLI currently has no pending lead paint class action cases or pending lead paint cases brought by housing authorities, school districts or other government entities.

New cases may continue to be filed against NLI. We do not know if we will incur liability in the future in respect to any of the pending or possible litigation in view of the inherent uncertainties involved in court and jury rulings. In the future, if new information regarding such matters becomes available to us (such as a final, non-appealable adverse verdict against NLI or otherwise ultimately being found liable with respect to such matters), at that time we would consider such information in evaluating any remaining cases then-pending against NLI as to whether it might then have become probable we have incurred liability with respect to these matters, and whether such liability, if any, could have become reasonably estimable. The resolution of any of these cases could result in the recognition of a loss contingency accrual that could have a material adverse impact on our net income for the interim or annual period during which such liability is recognized and a material adverse impact on our consolidated financial condition and liquidity.

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

Certain properties and facilities used in our former operations (primarily NLI’s former operations), including divested primary and secondary lead smelters and former mining locations, are the subject of civil litigation, administrative proceedings or investigations arising under federal and state environmental laws and common law. Additionally, in connection with past operating practices, we are currently involved as a defendant, potentially responsible party (“PRP”) or both, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (“CERCLA”), and similar state laws in various governmental and private actions associated with waste disposal sites, mining locations, and facilities that we or our predecessors, and NLI or its predecessors, our subsidiaries or their predecessors currently or previously owned, operated or used, certain of which are on the United States Environmental Protection Agency’s (“EPA”) Superfund National Priorities List or similar state lists. These proceedings seek cleanup costs, damages for personal injury or property damage and/or damages for injury to natural resources. Certain of these proceedings involve claims for substantial amounts. Although we may be jointly and severally liable for these costs, in most cases we are only one of a number of PRPs who may also be jointly and severally liable, and among whom costs may be shared or allocated. In addition, we are occasionally named as a party in a number of personal injury lawsuits filed in various jurisdictions alleging claims related to environmental conditions alleged to have resulted from our operations.

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

We do not know and cannot estimate the exact time frame over which we will make payments for our accrued environmental and related costs. The timing of payments depends upon a number of factors, including but not limited to the timing of the actual remediation process, which in turn depends on factors outside of our control. At each balance sheet date, we estimate the amount of the accrued environmental and related costs which we expect to pay within the next twelve months, and we classify this estimate as a current liability. We classify the remaining accrued environmental costs as a noncurrent liability.

The table below presents a summary of the activity in our accrued environmental costs during the first six months of 2026.

Amount
(In millions)

Balance at the beginning of the period	$17.5
Additions charged to expense, net	1.0
Payments, net	(1.3)
Balance at the end of the period	$17.2
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$2.7
Noncurrent liabilities	14.5
Total	$17.2

NLI – On a quarterly basis, NLI evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At June 30, 2026, NLI had accrued approximately $13 million related to approximately 27 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NLI for remediation and related matters for which NLI believes it is possible to estimate costs is approximately $38 million, including the amount currently accrued. These accruals have not been discounted to present value.

NLI believes that it is not reasonably possible to estimate the range of costs for certain sites. At June 30, 2026, there were approximately five sites for which NLI is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NLI is unable to determine whether or not NLI actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NLI’s control, such as when the party alleging liability provides information to NLI. At certain of these previously inactive sites, NLI has received general and special notices of liability from the EPA and/or state agencies alleging that NLI, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NLI, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $5 million at June 30, 2026 for other environmental cleanup matters which represents our best estimate of the liability.

Insurance coverage claims – NLI

NLI is involved in certain legal proceedings with a number of its former insurance carriers regarding the nature and extent of the carriers’ obligations to NLI under insurance policies with respect to certain lead pigment and asbestos lawsuits. The issue of whether insurance coverage for defense costs or indemnity or both will be found to exist for NLI’s lead pigment and asbestos litigation depends upon a variety of factors, and we cannot assure you that such insurance coverage will be available.

NLI has agreements with certain of its former insurance carriers pursuant to which the carriers reimburse it for a portion of its future lead pigment litigation defense costs and one such carrier reimburses us for a portion of NLI’s future asbestos litigation defense costs. We are not able to determine how much NLI will ultimately recover from these carriers for defense costs incurred by NLI because of certain issues that arise regarding which defense costs qualify for reimbursement. While NLI continues to seek additional insurance recoveries, we do not know if we will be successful in obtaining reimbursement for either defense costs or indemnity. Accordingly, we recognize insurance recoveries in income only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery.

For a complete discussion of certain litigation involving NLI and certain of its former insurance carriers, refer to our 2025 Annual Report.

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

Note 17 – Fair value measurements and financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2025 and June 30, 2026:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	input	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Asset (liability)
December 31, 2025:
Current marketable securities	$2.9	$—	$2.9	$—
Noncurrent marketable securities	6.1	2.9	3.2	—
June 30, 2026:
Current marketable securities	$2.7	$—	$2.7	$—
Noncurrent marketable securities	6.5	3.0	3.5	—

See Note 5 for amounts related to our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		June 30, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$228.7	$228.7	$222.3	$222.3
Long-term debt:
Kronos fixed rate 9.50% Senior Secured Notes due 2029	503.7	469.9	487.7	478.8
Kronos revolving credit facility	—	—	28.2	28.2
LandWell bank note payable	10.7	10.7	10.3	10.3

At December 31, 2025 and June 30, 2026, the estimated market price of Kronos’ 9.50% Senior Secured Notes due 2029 was €937 and €986 per €1,000 principal amount, respectively. The fair value of Kronos’ Senior Secured Notes due 2029 were based on quoted market prices; however, these prices represented Level 2 inputs because the market in which the notes trade was not active. Due to the variable interest rate, the carrying amount of Kronos’ revolving credit facility is deemed to approximate fair value. The fair value of other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying value. See Note 7. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 8.

Note 18 – Restructuring costs:

In the fourth quarter of 2025, Kronos initiated a restructuring plan through workforce reductions which is supporting an improved current and longer-term cost structure. These workforce reductions impacted approximately 226 positions with a substantial portion of such reductions accomplished through involuntary programs. A portion of the reductions was also accomplished through voluntary programs, for which eligible workforce reduction costs were recognized at the time both the employee and employer were irrevocably committed to the terms of the separation. During the fourth quarter of 2025, Kronos recognized an aggregate $10.3 million charge related to these workforce reductions. Accrued severance costs remaining at June 30, 2026 are expected to be substantially paid in 2026 and are included in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheet. See Note 8. Kronos does not expect to accrue any further material amounts for the workforce reductions.

A summary of the activity in Kronos’ accrued restructuring costs for the first six months of 2026 is shown in the table below:

Amount
(In millions)
Accrued workforce reduction costs at December 31, 2025	$8.8
Workforce reduction costs accrued	—
Workforce reduction costs paid	(4.8)
Currency translation adjustments, net	(.2)
Current balance at June 30, 2026	$3.8

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations, which establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and related compliance obligations. The standard is intended to improve consistency and comparability in accounting for environmental credit programs by providing a comprehensive accounting framework. The ASU is effective for us beginning in 2028, with early adoption permitted.  We are in the process of evaluating the impact this standard will have on our Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Business Overview

We are primarily a holding company. We operate through our wholly-owned and majority-owned subsidiaries, including NLI Holdings, Inc. (formerly NL Industries, Inc.), Kronos Worldwide, Inc., CompX International Inc., Tremont LLC, Basic Management, Inc. (“BMI”) and The LandWell Company (“LandWell”). Kronos (NYSE: KRO), NLI (NYSE: NL) and CompX (NYSE American: CIX) each file periodic reports with the SEC.

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions into Kronos’ operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs) or the implementation of tariffs on imported raw materials;
●	Changes in the availability of raw materials (such as ore);

●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure (including manufacturing and accounting systems) that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	Our ability to retain key customers;
●	The impact of pricing and production decisions;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes;
●	The ability of our subsidiaries to pay us dividends;
●	Uncertainties associated with new product development and the development of new product features;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NLI, with respect to asserted health concerns associated with the use of such products) including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as NLI’s lead pigment and environmental matters);
●	Our ability to comply with covenants contained in our revolving bank credit facilities;

●	Our ability to complete and comply with the conditions of our licenses and permits;
●	Changes in construction costs in Henderson, Nevada; and
●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its production process) or other actions.

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

Operations Overview

Quarter Ended June 30, 2026 Compared to the Quarter Ended June 30, 2025 –

We reported net income attributable to Valhi stockholders of $22.3 million, or $.78 per diluted share, in the second quarter of 2026 compared to net income attributable to Valhi stockholders of $.9 million, or $.03 per diluted share, in the second quarter of 2025. Our net income attributable to Valhi stockholders increased from 2025 to 2026 primarily due to higher operating income from our Chemicals Segment of $40.4 million in 2026 compared to operating income of $10.3 million in 2025.

Our diluted net income per share in the second quarter of 2026 includes:

●	income of $.21 per share related to tax increment infrastructure reimbursement; and
●	income of $.10 per share related to the gain on the sale of an office building within our Real Estate Management and Development Segment.

Our diluted net income per share in the second quarter of 2025 includes income of $.31 per share related to tax increment infrastructure reimbursement.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025 –

We reported net income attributable to Valhi stockholders of $24.3 million, or $.85 per diluted share, in the first six months of 2026 compared to net income attributable to Valhi stockholders of $17.8 million, or $.62 per diluted share, in the first six months of 2025. Our net income attributable to Valhi stockholders increased from 2025 to 2026 primarily due to the effects of:

●	higher operating income from our Real Estate Management and Development Segment of $29.7 million in 2026 compared to operating income of $21.9 million in 2025;
●	higher operating income from our Component Products Segment of $16.0 million in 2026 compared to operating income of $12.2 million in 2025; and
●	higher operating income from our Chemicals Segment of $54.9 million in 2026 compared to operating income of $51.5 million in 2025.

Our diluted net income per share in the first six months of 2026 includes:

●	income of $.30 per share related to tax increment infrastructure reimbursement;
●	income of $.10 per share related to the gain on the sale of an office building within our Real Estate Management and Development Segment; and
●	a loss of $.04 per share due to recognition at our Chemicals Segment of an uncertain tax position related to a German tax audit.

Our diluted net income per share in the first six months of 2025 includes income of $.31 per share related to tax increment infrastructure reimbursement.

Current Forecast for 2026 –

We currently expect consolidated operating income for 2026 to be higher as compared to 2025 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2026 primarily due to the positive impacts of higher sales volumes and lower operating costs; and
●	lower operating income from our Real Estate Management and Development Segment in 2026 due to the wind down of development activities.

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

	Three months ended June 30,			Six months ended June 30,
	2025	2026	% Change	2025	2026	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales	$494.4	$558.1	13%	$984.2	$1,067.9	9%
Cost of sales	432.1	455.8	5	815.5	882.8	8
Gross margin	$62.3	$102.3	64	$168.7	$185.1	10
Operating income	$10.3	$40.4	292	$51.5	$54.9	7

Percent of net sales:
Cost of sales	87%	82%		83%	83%
Gross margin	13	18		17	17
Operating income	2	7		5	5

TiO2 operating statistics:
Sales volumes*	132	153	16%	268	295	10%
Production volumes*	125	135	8	268	263	(2)
Percent change in TiO2 net sales:
TiO2 sales volumes			16%			10%
TiO2 product pricing			(3)			(4)
TiO2 product mix/other			(2)			(1)
Changes in currency exchange rates			2			4
Total			13%			9%

*            Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment started 2026 with average TiO2 selling prices lower than at the beginning of 2025; however, its average TiO2 selling prices increased 4% during the first six months of 2026. During the second quarter of 2026, our Chemicals Segment announced and implemented various price increases and surcharges in response to higher operating costs. Our Chemicals Segment’s average TiO2 selling prices in the first six months of 2026 were 4% lower than its average TiO2 selling prices for the first six months of 2025. Overall, our Chemicals Segment’s sales volumes increased in the first six months of 2026 compared to the same period in 2025 primarily due to market share gains across all markets resulting from changing competitive and supply conditions and the continued effect of anti-dumping duties which remain in effect in certain markets.

During the fourth quarter of 2025, our Chemicals Segment implemented cost reduction initiatives, including workforce reductions and other measures, to permanently improve its cost structure and enable more efficient operation of its facilities at lower production rates for extended periods. As a result, our Chemicals Segment adjusted its normal production capacity range in 2026 to reflect its production capabilities under this new cost structure.

Excluding the effect of changes in currency exchange rates, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first half of 2026 was lower than the comparable period of 2025 due to decreases in per metric ton production costs driven primarily by the cost reduction initiatives discussed above, as well as lower raw material costs (primarily feedstock costs) and lower unabsorbed fixed costs.

Net Sales – Our Chemicals Segment’s net sales in the second quarter of 2026 increased 13%, or $63.7 million, compared to the second quarter of 2025 primarily due to the effects of a 16% increase in sales volumes (which increased net sales by approximately $79 million) and the favorable impact of changes in currency exchange rates (primarily the euro) which our Chemicals Segment estimates increased its net sales by approximately $10 million. These increases were partially offset by a 3% decrease in average TiO2 selling prices (which decreased net sales by approximately $15 million) and by changes in product mix, primarily due to lower average selling prices and lower sales volumes in its complementary businesses. TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, change in the relative level of supply and demand as well as change in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 16% in the second quarter of 2026 as compared to the second quarter of 2025 primarily due to market share gains in all major markets resulting from changing competitive and supply conditions and anti-dumping duties that remain in effect in certain markets.

Our Chemicals Segment’s net sales in the first six months of 2026 increased 9%, or $83.7 million, compared to the first six months of 2025 primarily due to the effects of a 10% increase in sales volumes (which increased net sales by approximately $98 million) and the favorable impact of changes in currency exchange rates (primarily the euro), which our Chemicals Segment estimates increased its net sales by approximately $41 million. These increases were partially offset by a 4% decrease in average TiO2 selling prices (which decreased net sales by approximately $39 million) and by changes in product mix, primarily due to lower average selling prices and lower sales volumes in its complementary businesses.

Our Chemicals Segment’s sales volumes increased 10% in the first six months of 2026 as compared to the same period in 2025 primarily due to market share gains in all major markets resulting from changing competitive and supply conditions and anti-dumping duties that remain in effect in certain markets.

Cost of Sales and Gross Margin – Our Chemicals Segment’s cost of sales increased by $23.7 million, or 5%, in the second quarter of 2026 compared to the second quarter of 2025 due to a 16% increase in sales volumes and the unfavorable impact from changes in currency exchange rates. These increases were partially offset by lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025, lower raw material costs (primarily feedstock) and lower unabsorbed fixed costs. Unabsorbed fixed costs were not material in the second quarter of 2026 compared to approximately $20 million in the second quarter of 2025.

Our Chemicals Segment’s cost of sales as a percentage of net sales improved to 82% in the second quarter of 2026 compared to 87% in the same period of 2025, primarily due to the favorable effects of higher sales volumes and lower production costs, discussed above. These favorable impacts were partially offset by lower average TiO2 selling prices and the unfavorable impact of lower average selling prices and sales volumes within our Chemicals Segment’s complementary businesses.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 18% in the second quarter of 2026 compared to 13% in the second quarter of 2025. Our Chemicals Segment’s gross margin as a percentage of net sales increased primarily due to the net effects of higher sales volumes, lower average TiO2 selling prices, lower production costs as discussed above, and the unfavorable impact from changes in currency exchange rates.

Our Chemicals Segment’s cost of sales increased by $67.3 million, or 8%, in the first six months of 2026 compared to the first six months of 2025 due to a 10% increase in sales volumes and the unfavorable impact from changes in currency exchange rates.  These increases were partially offset by lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025, lower raw material costs (primarily feedstock), and lower unabsorbed fixed costs. Unabsorbed fixed costs were not material in the first six months of 2026 compared to $30 million in the first six months of 2025.

Our Chemicals Segment’s cost of sales as a percentage of net sales was comparable at 83% in the first six months of 2026 and 2025 as the favorable effects of higher sales volumes and lower cost of inventory sold were offset by lower average TiO2 selling prices, the unfavorable impact of changes in currency exchange rates, and lower average selling prices and sales volumes within our Chemicals Segment’s complementary businesses.

Our Chemicals Segment’s gross margin as a percentage of net sales was comparable at 17% in the first six months of 2026 and 2025 based on the factors affecting net sales and cost of sales, discussed above.

Operating Income– Our Chemicals Segment’s operating income increased by $30.1 million to $40.4 million in the second quarter of 2026 compared to $10.3 million in the second quarter of 2025, primarily as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates decreased our Chemicals Segment’s operating income by approximately $12 million in the second quarter of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Our Chemicals Segment’s operating income increased by $3.4 million to $54.9 million in the first six months of 2026 compared to $51.5 million in the first six months of 2025, primarily as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates decreased our Chemicals Segment’s operating income by approximately $18 million in the first six months of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Our Chemicals Segment’s operating income is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NLI and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.2 million and $1.0 million in the first six months of 2026 and 2025, respectively, which reduced our reported Chemicals Segment’s operating income as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates
Three months ended June 30, 2026 vs June 30, 2025
				Translation
				gains/(losses)	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$—	$—	$—	$10	$10
Operating income	9	(1)	(10)	(2)	(12)

The $10 million increase in our Chemicals Segment net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into more U.S. dollars in 2026 as compared to 2025. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2026 did not have a significant effect on our Chemicals Segment’s net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $12 million decrease in our Chemicals Segment’s operating income was comprised of the following:

●	Higher net currency transaction losses of approximately $10 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations. In the first quarter of 2025, our Chemicals Segment entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. Our Chemicals Segment recognized a $2.3 million currency transaction gain which was included in our Condensed Consolidated Statement of Income for the three months ended June 30, 2025, and
●	Approximately $2 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as our Chemicals Segment’s local currency-denominated operating costs were translated into more U.S. dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S. dollar on euro-denominated sales more than offset the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Impact of changes in currency exchange rates
Six months ended June 30, 2026 vs June 30, 2025
				Translation
				gains/(losses)	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$—	$—	$—	$41	$41
Operating income	5	(6)	(11)	(7)	(18)

The $41 million increase in our Chemicals Segment’s net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as its euro-denominated sales were translated into more U.S. dollars in 2026 as compared to 2025. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2026 did not have a significant effect on our Chemicals Segment’s net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $18 million decrease in our Chemicals Segment’s operating income was comprised of the following:

●	Higher net currency transaction losses of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations. In the first quarter of 2025, our Chemicals Segment entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. Our Chemicals Segment recognized a $3.2 million currency transaction gain which was included in our Condensed Consolidated Statement of Income for the six months ended June 30, 2025, and
●	Approximately $7 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as local currency-denominated operating costs were translated into more U.S. dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S. dollar on euro-denominated sales more than offset the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Outlook – During the second quarter of 2026, our Chemicals Segment continued the positive momentum from the first quarter, with sales volumes improving compared to the same period in 2025. Volume growth was driven by higher sales across all major markets as a result of market share gains, particularly in Europe, reflecting changing competitive and supply conditions that created opportunities to expand its customer base. While demand has improved compared to 2025, overall demand remains below historical levels, particularly in North America, where demand continues to be affected by broader economic uncertainty, prolonged elevated interest rates and subdued consumer spending. Our Chemicals Segment believes industry-wide TiO2 inventories remain constrained and customer order levels have improved in response to geopolitical instability and recent supply and shipping disruptions in certain regions. As a result, customer order lead times have lengthened. Our Chemicals Segment’s order backlog entering the third quarter is favorable compared to prior year, providing greater flexibility in its near- and intermediate-term production planning.

Based on our Chemicals Segment’s performance during the first six months of 2026, our Chemicals Segment currently expects full-year net sales to exceed 2025 levels and it expects gross margin and operating income margins to improve compared to 2025. Our Chemicals Segment implemented additional price increases and surcharges during the second quarter of 2026 in response to higher production, energy and logistic costs, and it expects the overall pricing environment to remain favorable through the remainder of the year. While our Chemicals Segment’s overall selling prices remain below prior year levels, industry supply conditions and ongoing pricing initiatives are expected to support further price increases during the second half of 2026. However, additional pricing actions may be required to further improve profit margins toward historical levels.

The cost reduction initiatives implemented by our Chemicals Segment during the fourth quarter of 2025, including workforce reductions and other measures, designed to align its cost structure with current demand levels, continue to benefit its operating results in 2026. During the second quarter of 2026, our Chemicals Segment realized improved gross margins, and it expects margins to continue to benefit from lower cost inventory produced during 2026 and more favorable selling prices. Our Chemicals Segment’s operational restructuring allows it to run its facilities more efficiently at lower production rates for extended periods while maintaining flexibility to respond to changing market conditions. Our Chemicals Segment operated its facilities within its normal capacity range during the first six months of 2026, and our Chemicals Segment currently expects to continue operating within its normal capacity range for the remainder of the year.

Our Chemicals Segment remains focused on improving profitability through pricing actions, disciplined cost management, and continued execution of its operating cost structural realignment initiatives. Our Chemicals Segment also continues to pursue sales growth opportunities in regions affected by changing competitive and supply conditions, logistical challenges and trade measures that have reduced the competitiveness of certain imports.

Liquidity and capital resources remain sufficient to support our Chemicals Segment’s operations and planned capital investments. While our Chemicals Segment typically experiences significant seasonal cash usage in the first half of the year, it expects cash on hand to improve over the remainder of the year. Our Chemicals Segment will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. Our Chemicals Segment believes its revolving credit facility availability, combined with the absence of near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation requirements.

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

Our Component Products Segment’s operating income in the second quarter of 2026 was $8.9 million compared to $6.3 million in the second quarter of 2025. Operating income for the first six months of 2026 was $16.0 million compared to $12.2 million for the comparable prior year period. Our Component Products Segment’s operating income increased in the second quarter and for the first six months of 2026 due to higher sales and gross margins, predominantly at the security products reporting unit, and to a lesser extent, at the marine components reporting unit.

	Three months ended June 30,			Six months ended June 30,
	2025	2026	% Change	2025	2026	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales:
Security products	$30.7	$33.3	8%	$60.9	$63.2	4%
Marine components	9.6	10.3	7	19.7	21.0	7
Total net sales	40.3	43.6	8	80.6	84.2	4
Cost of sales	27.4	28.1	3	55.5	55.4	—
Gross margin	$12.9	$15.5	20	$25.1	$28.8	15
Operating income	$6.3	$8.9	41	$12.2	$16.0	31

Percent of net sales:
Cost of sales	68%	64%		69%	66%
Gross margin	32	36		31	34
Operating income	16	20		15	19

Net Sales – Our Component Products Segment’s net sales increased $3.3 million and $3.6 million in the second quarter and for the first six months of 2026, respectively, compared to the same periods in 2025 due to higher security products sales across a variety of markets and higher marine components sales to the industrial market. The increase in second quarter security products sales was primarily due to $.9 million higher sales to the healthcare market, $.7 million higher sales to the transportation market, $.5 million higher sales to distributors and $.4 million higher sales to the tool storage market. The increase in security products sales for the first six months of 2026 was primarily due to $.8 million higher sales to the transportation market, $.7 million higher sales to the tool storage market,

$.6 million higher sales to the healthcare market and $.4 million higher sales to distributors. Sales to the government security market in the second quarter and in the first six months of 2026 were comparable to the same periods in 2025. The increase in second quarter marine components sales was primarily due to $1.6 million higher sales to the industrial market, partially offset by $1.0 million lower sales to the government market. The increase in marine components sales for the first six months of 2026 was primarily due to $3.5 million higher sales to the industrial market, partially offset by $1.5 million lower sales to the towboat market and $1.0 million lower sales to the government market. Towboat market sales in the first quarter of 2025 benefited from a one-time customer stocking event that did not repeat in 2026.

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales improved by 4% and 3% in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. As a result, gross margin as a percentage of net sales increased over the same periods. The improvement in gross margin percentage for the second quarter and first six months of 2026 was primarily due to a higher gross margin percentage at security products. In addition, improved gross margin performance at marine components contributed favorably to the increase in the second-quarter comparative period. Marine components’ gross margin as a percentage of net sales increased in the second quarter of 2026 compared to the same period in 2025 primarily due to a more favorable customer and product mix, partially offset by higher cost of sales, including increased maintenance and supply costs. Marine components’ gross margin as a percentage of net sales for the first six months of 2026 was comparable to the same period in 2025 as a more favorable customer and product mix and increased coverage of fixed costs on higher sales were largely offset by higher cost of sales, including sales of higher-cost inventory and increased maintenance and supply costs. Security products’ gross margin as a percentage of net sales increased in the second quarter and first six months of 2026 compared to the same periods in 2025 primarily due to a more favorable customer and product mix and lower cost of sales driven by lower employer-related medical expenses and the recovery of one-time prior-period import costs recognized during the second quarter of 2026.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income for the second quarter and the first six months of 2026 increased compared to the same periods of 2025 and was primarily impacted by the factors affecting sales, cost of sales and gross margin discussed above.

Outlook – Our Component Products Segment’s results for the first six months of 2026 reflected higher sales and favorable customer and product mix for both the security products and marine components reporting units. Our Component Products Segment expects these trends to continue through the remainder of 2026, and it currently expects net sales for the full year of 2026 to exceed 2025 levels. Within the security products reporting unit, it expects demand from several end markets, including healthcare, transportation and tool storage, to remain strong in the second half of 2026. Within the marine components reporting unit, it expects increased demand will continue to be driven by industrial market demand, particularly aeroderivative demand, while recreational marine and towboat-related demand is expected to remain relatively consistent with 2025 levels (excluding the impact of the one-time stocking event noted above). Based on our Component Products Segment’s first-half operating performance, it currently expects full-year gross margin and operating income margins to exceed 2025 levels, although margins during the second half of 2026 may be challenged by the factors discussed below. Future operating results will continue to be influenced by product and customer mix, raw material costs and overall demand levels in the markets it serves.

Our Component Products Segment manufactures substantially all its products in the U.S. and sources a substantial majority of its raw materials from U.S. suppliers. Our Component Products Segment also sources certain components, primarily electronic components, from suppliers in Asia, including China. Beginning in the second quarter of 2025 and continuing through the second quarter of 2026, our Component Products Segment experienced cost increases for certain imported raw materials, primarily electronic components, including increases in tariffs and shipping costs. In addition, inflationary pressures have increased costs for certain domestically-sourced raw materials. Where possible, our Component Products Segment increases selling prices to recover these higher raw material costs, although the extent to which our Component Products Segment can fully recover such costs will depend on a variety of factors including the ultimate tariff rate, duration of tariffs, and our Component Products Segment’s customers’ ability to substitute alternative products. Accordingly, our Component Products Segment will continue to closely monitor raw material costs, including zinc, brass, aluminum, steel and energy, as well as current and anticipated customer demand levels, to ensure its production capacity and inventory levels remain aligned with market conditions.

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

Real Estate Management and Development  –

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2026	2025	2026

	(In millions)
Net sales	$5.7	$4.4	$14.2	$14.1
Cost of sales	2.8	2.1	7.4	4.9
Gross margin	$2.9	$2.3	$6.8	$9.2
Operating income	$18.9	$18.4	$21.9	$29.7

General – Our Real Estate Management and Development Segment consists of BMI and LandWell. BMI and LandWell owned and developed real property in Henderson, Nevada. LandWell is actively engaged in developing a residential/planned community in Henderson.

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

Net Sales and Operating Income  – Substantially all of the net sales from our Real Estate Management and Development Segment in the second quarter and the first six months of 2026 and 2025 were from land sales. We recognized $4.4 million in revenues on land sales during the second quarter of 2026 compared to $5.7 million in revenues in the second quarter of 2025 and $14.1 million in the first six months of 2026 compared to $14.2 million in the same prior year period. Net sales decreased $1.3 million in the second quarter of 2026 compared to the same period in 2025 primarily because of a slower pace of development activity for previously sold parcels within the residential/planned community as our Real Estate Management and Development Segment nears completion of its development work. Net sales for the first six months of 2026 slightly decreased compared to the first six months of 2025 due to the effect of a significantly slower pace of development activity for previously sold parcels within the residential/planned community, which was offset by the sale of the final commercial parcel for $7.3 million in the first quarter of 2026, which had no further development obligations and was therefore immediately recognized as revenue. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods. All of the revenue we recognized in 2025 and 2026 for our residential/planned community was under this method of revenue recognition. The pace of development activities is dictated by a number of factors such as city permit and design approval, approval from the Nevada Department of Environmental Protection, labor and materials availability, and the amount of remaining development obligations. Cost of sales were $2.1 million and $4.9 million in the second quarter and the first six months of 2026, respectively, compared to $2.8 million and $7.4 million in the second quarter and first six months of 2025, respectively. We recognized income of $11.3 million and $16.7 million in the second quarter and first six months of 2026, respectively, related to tax increment infrastructure reimbursement compared to $17.2 million in the second quarter and first six months of 2025. Additionally, in the second quarter of 2026, LandWell sold the office building used in operations and recognized a gain on the sale of approximately $5.8 million.

Outlook – LandWell is focused on completing development of the land it manages for the residential/planned community in Henderson. At June 30, 2026, all of the land in the residential/planned community had been sold as well as all saleable acreage zoned for light industrial and commercial use, including the office building LandWell used for its operations. As a result, we no longer own saleable land in Henderson. At June 30, 2026, we have deferred revenue of $24.0 million related to post-closing obligations on land sales in the residential/planned community closed prior to 2026. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, even though we have already received all the cash proceeds related to these sales. We currently expect to recognize substantially all remaining deferred revenue during 2026. Any delays or curtailments in infrastructure development related to post-closing obligation activities would delay the timing of revenue recognized on these previously closed land sales.

Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large community-wide infrastructure projects. Construction on several of these large projects began in late 2021 and is expected to be completed in late 2027. We expect 2026 land development costs to be lower than those in 2025 due to the timing of planned infrastructure projects and the availability of certain construction materials. Because these large infrastructure projects relate to the entirety of the residential/planned community, the associated costs are not part of the cost-based inputs used to recognize revenue, and therefore, this spending will not correlate to revenue recognition. However, this spending is eligible for tax increment reimbursement under our Owner Participation Agreement (“OPA”) with the City of Henderson. During the second quarter of 2026, LandWell received approval for the remaining $11 million of tax increment reimbursement, bringing the total approved reimbursement under the OPA to the maximum amount of $170 million. We expect to receive cash payments on the related notes receivables over the next 5 to 7 years.

General Corporate and Other Items – 2026 Compared to 2025

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NLI, hold shares of our common stock. As discussed in the 2025 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NLI’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NLI, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NLI recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or loss. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a $.1 million gain in the second quarter of 2026 compared to no gain or loss in the second quarter of 2025 and a gain of $.6 million in the first six months of 2026 compared to a loss of $1.7 million in the first six months of 2025, each of which was recognized in our Condensed Consolidated Statements of Income and represent the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NLI.

Interest Income and Other – Interest income and other increased $.3 million in the second quarter of 2026 primarily due to increased interest income received on the Real Estate Management and Development OPA note receivable offset by decreased average investment balances and lower average interest rates. Interest income and other decreased $.5 million in the first six months of 2026 compared to the same period of 2025 primarily due to decreased average investment balances and lower average interest rates partially offset by increased interest income received on the Real Estate Management and Development OPA note receivable. See Note 12 to our Condensed Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses were 2% lower in the second quarter of 2026 and 5% lower in the first six months of 2026 compared to the same respective periods in 2025 primarily due to lower environmental remediation and related costs. Included in corporate expense are:

●	litigation fees and related costs at NLI of $.6 million in the second quarter of 2026 compared to $.7 million in the second quarter of 2025 and $1.2 million in each of the first six months of 2026 and 2025; and
●	environmental remediation and related costs of $.3 million in the second quarter of 2026 compared to $1.2 million in the second quarter of 2025 and $1.0 million in the first six months of 2026 compared to $2.2 million in the first six months of 2025.

Overall, we currently expect that our net general corporate expenses in 2026 will be higher than in 2025 primarily due to expected increases in litigation fees and related costs, predominantly in the second half of the year. See Note 16 to our Condensed Consolidated Financial Statements.

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

Interest Expense – Interest expense increased $.9 million and $2.4 million in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025 primarily due to higher overall debt levels and higher average interest rates. See Note 7 to our Condensed Consolidated Financial Statements.

We expect interest expense will be higher in 2026 as compared to 2025 primarily due to higher average debt balances and higher interest rates on Kronos’ debt issued in the third quarter of 2025.

Income Tax Expense – We recognized income tax expense of $11.8 million in the second quarter of 2026 compared to income tax expense of $8.0 million in the second quarter of 2025 and income tax expense of $18.1 million in the first six months of 2026 compared to $16.0 million in the first six months of 2025.  The increase in the second quarter and first six months of 2026 is primarily due to higher earnings in 2026, the jurisdictional mix of such earnings, and a net uncertain tax position of $2.0 million recognized in the first quarter of 2026.  During interim periods, our effective tax rate may not necessarily correspond to the current period income (loss) before taxes due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections of pre-tax income (loss).

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2025, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $49.7 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $153.6 million. During the first six months of 2026, we recognized a $2.8 million non-cash deferred income tax benefit with respect to our direct investment in Kronos. This benefit reflects a decrease in the deferred income taxes required to be recognized on the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock and was related to our equity in Kronos’ net income during the period. We recognized a similar deferred income tax benefit of $2.2 million in the first six months of 2025. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

At December 31, 2025, our Chemicals Segment had German corporate and trade net operating loss (“NOL”) carryforwards of $510.8 million (deferred tax asset (“DTA”) of $57.2 million) and $46.3 million (DTA of $5.0 million), respectively.  We have previously concluded no valuation allowance is required to be recognized with respect to such carryforwards principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  At June 30, 2026, we continue to conclude no valuation allowance is required to be recognized for our German DTAs. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 13 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries in the first six months of 2026 was higher compared to the same period in 2025 primarily due to increased operating income at our Real Estate Management and Development Segment and improved results of NLI. See Note 14 to our Condensed Consolidated Financial Statements.

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

Cash provided by operating activities was $13.0 million in the first six months of 2026 compared to cash used in operating activities of $134.2 million in the first six months of 2025. This $147.2 million increase in cash provided by operating activities in the first six months of 2026 includes:

●	consolidated operating income of $100.6 million in the first six months of 2026, an increase of $15.0 million compared to operating income of $85.6 million in the first six months of 2025;
●	lower cash paid for environmental remediation and related costs of $56.9 million primarily due to the payment of a settlement for an environmental site in 2025;
●	lower amount of net cash used in 2026 of $44.9 million associated with relative changes in our receivables, inventories, land held for development, accounts with affiliates, payables and accrued liabilities;
●	lower cash paid for taxes in 2026 of $31.7 million primarily due to our Chemicals Segment’s final repatriation tax installment payment under the 2017 Tax Act in 2025 of $18.6 million and the relative timing of payments; and
●	higher cash paid for interest in 2026 of $4.8 million primarily due to increased debt levels and higher average interest rates relative to the comparable period in 2025 and the timing of interest payments.

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

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2025 to June 30, 2026 primarily due to the relative changes in the timing of sales and collections.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2025 to June 30, 2026 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first six months of 2026.
●	CompX’s average DSO increased from December 31, 2025 to June 30, 2026 primarily due to the relative changes in the timing of sales and collections.
●	CompX’s average DSI decreased from December 31, 2025 to June 30, 2026 primarily due to a reduction in days in inventory at the security products reporting unit, driven by higher sales volumes in the second quarter of 2026 compared to the fourth quarter of 2025. This improvement was partially offset by an increase in days in inventory at the marine components reporting unit, primarily due to higher work-in-process inventory balances resulting from delays in certain raw material shipments, as well as the timing of customer order fulfillment.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	June 30,	December 31,	June 30,
	2024	2025	2025	2026
Kronos:
Days sales outstanding	62 days	62 days	61 days	62 days
Days sales in inventory	82 days	75 days	57 days	35 days
CompX:
Days sales outstanding	33 days	38 days	33 days	41 days
Days sales in inventory	94 days	109 days	108 days	103 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Six months ended
	June 30,
	2025	2026

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$(81.7)	$2.0
Valhi exclusive of subsidiaries	16.5	22.2
CompX	4.6	6.0
NLI exclusive of subsidiaries	(38.5)	7.6
Tremont exclusive of subsidiaries	4.6	(1.4)
BMI	2.7	.1
LandWell	(1.0)	13.4
Eliminations and other	(41.4)	(36.9)
Total	$(134.2)	$13.0

Investing Activities –

During the six months ended June 30, 2026:

●	We spent $27.8 million in capital expenditures including $26.3 million in our Chemicals Segment and $1.5 million in our Component Products Segment;
●	LandWell received proceeds of $6.8 million on a building sale (see Note 12 to our Condensed Consolidated Financial Statements); and
●	had net purchases of $.2 million of marketable securities.

Financing Activities –

During the six months ended June 30, 2026:

●	Kronos had net borrowings of $28.4 million on its revolving credit facility;
●	we repaid $16.0 million under the Contran credit facility; and
●	we paid aggregate quarterly dividends to Valhi stockholders of $.16 per share ($4.5 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first six months of 2026 are comprised of CompX dividends paid to shareholders other than NLI, Kronos dividends paid to shareholders other than us and NLI, and LandWell dividends paid to partners other than us and BMI.

Outstanding Debt Obligations

At June 30, 2026, our consolidated indebtedness was comprised of:

●	Valhi’s $7.6 million outstanding on its $125 million credit facility with Contran which is due no earlier than December 31, 2027;
●	€426.174 million aggregate outstanding on Kronos’ 9.50% Senior Secured Notes due March 2029 ($487.7 million carrying amount, net of unamortized premium and unamortized debt issuance costs);
●	$53.7 million outstanding on Kronos’ subordinated, unsecured term loan from Contran with an interest rate of 9.54% due September 2029 (the “Contran Term Loan”);
●	$28.2 million outstanding on Kronos’ revolving credit facility (the “Global Revolver”); and
●	$10.3 million on LandWell’s bank loan due April 2036.

Availability under Kronos’ Global Revolver is subject to a borrowing base calculation, as defined in the agreement. The borrowing base calculated for the period ended June 30, 2026 was approximately $261 million.

The Contran Term loan is subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 to our Consolidated Financial Statements included in our 2025 Annual Report. We are in compliance with all of our debt covenants at June 30, 2026. We believe we will be able to continue to comply with the financial covenants contained in our debt obligations through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending June 30, 2027) and long-term obligations (defined as the five-year period ending June 30, 2031). Kronos’ Global Revolver matures in July 2029, and at June 30, 2026 Kronos had total availability for borrowing of approximately $261 million less any amounts outstanding. The borrowing base is calculated at least quarterly, and the amount available for borrowing may change based on applicable period end balances. See Note 7 to our Condensed Consolidated Financial Statements. If actual developments differ from our expectations, our liquidity could be adversely affected.

At June 30, 2026, we had an aggregate of $231.6 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $27.8 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$34.5	$27.8
CompX	52.4	—
NLI exclusive of its subsidiaries	58.0	—
BMI	10.0	—
Tremont exclusive of its subsidiaries	11.9	—
LandWell	64.8	—
Valhi exclusive of its subsidiaries	—	—
Total cash and cash equivalents, restricted cash and marketable securities	$231.6	$27.8

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2026 will be approximately $66 million as follows:

●	$60 million by our Chemicals Segment; and
●	$6 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $20 million on land development costs during 2026.

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

At June 30, 2026, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. At June 30, 2026, approximately 1.0 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At June 30, 2026, approximately .5 million shares were available for repurchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.05 per share in each quarter of 2025 for which we received $11.6 million. In February 2026 the Kronos board of directors approved a quarterly dividend of $.05 per share. If Kronos were to pay its $.05 per share dividend in each quarter of 2026 based on the 58.0 million shares we held of Kronos common stock at June 30, 2026, during 2026 we would receive aggregate regular dividends from Kronos of $11.6 million.  NLI paid a quarterly dividend of $.09 per share in 2025 for which we received $14.5 million. In August 2025 the NLI board of directors declared a special dividend of $.21 per share on its common stock. We received $8.5 million from this dividend, which is not expected to be recurring. In February 2026 the NLI board of directors approved a quarterly dividend of $.10 per share. If NLI were to pay its $.10 per share dividend in each quarter of 2026 based on the 40.4 million shares we held of NLI common stock at June 30, 2026, during 2026 we would receive aggregate quarterly dividends from NLI of $16.2 million.  BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $19.5 million in 2025 and $1.7 million thus far in 2026. All of our ownership interest in CompX is held through our ownership in NLI; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NLI.

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

We have a $50 million revolving credit facility with a subsidiary of NLI secured with approximately 35.2 million shares of the common stock of Kronos held by NLI’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NLI’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NLI’s subsidiary’s assets to, another entity, and require NLI’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NLI’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NLI’s subsidiary or NLI, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at June 30, 2026.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2027. We had gross borrowings of $7.6 million and gross repayments of $8.8 million during the first six months of 2026, and $6.8 million was outstanding at June 30, 2026. We could borrow $18.2 million under our current intercompany facility with CompX at June 30, 2026. CompX’s obligation to loan us money under this note is at CompX’s discretion.

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

We are subject to certain commitments and contingencies, as more fully described in our 2025 Annual Report, or in Notes 13 and 16 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

●	certain income tax contingencies in various U.S. and non-U.S. jurisdictions;
●	certain environmental remediation matters involving NLI and BMI;
●	certain litigation related to NLI’s former involvement in the manufacture of lead pigment and lead-based paint; and
●	certain other litigation to which we are a party.

In addition to such legal proceedings, various legislation and administrative regulations have, from time to time, been proposed that seek to (i) impose various obligations on present and former manufacturers of lead pigment and lead-based paint (including NLI) with respect to asserted health concerns associated with the use of such products and (ii) effectively overturn court decisions in which NLI and other pigment manufacturers have been successful. Examples of such proposed legislation include bills which would permit civil liability for damages on the basis of market share, rather than requiring plaintiffs to prove that the defendant’s product caused the alleged damage, and bills which would revive actions barred by the statute of limitations. While no legislation or regulations have been enacted to date that are expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity, enactment of such legislation could have such an effect.

Recent Accounting Pronouncements

See Note 19 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. There have been no changes in our critical accounting policies or estimates during the first six months of 2026.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In addition to the matters discussed below, refer to Note 16 to our Condensed Consolidated Financial Statements, our March 31, 2026 Quarterly Report on Form 10-Q and our 2025 Annual Report for descriptions of certain legal proceedings.

California Department of Toxic Substances v. NL Industries, Inc.  In July 2026, the trial court set the amount of past costs recoverable under CERCLA at $27.5 million but did not allocate that amount among the defendants.  NLI has denied liability and will continue to defend vigorously against all claims.

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

VALHI, INC.
(Registrant)

Date:	August 6, 2026	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	August 6, 2026	/s/ Edward R. Moore
Edward R. Moore (Vice President and Controller)