Form 10-Q
period 2026-09-30
VALHI INC /DE/
filed 2026-11-05
CIK 59255

as

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒.

Number of shares of the registrant’s common stock, $.01 par value per share, outstanding on November 2, 2026:  28,321,193

VALHI, INC. AND SUBSIDIARIES

Items 2, 3, 4 and 5 of Part II are omitted because there is no information to report.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

ASSETS	December 31,	September 30,
	2025	2026
Current assets:
Cash and cash equivalents	$214.0	$216.9
Restricted cash equivalents	8.6	6.0
Marketable securities	2.9	2.9
Accounts and other receivables, net	318.9	439.9
Inventories, net	659.8	515.3
Prepaid expenses and other	54.9	44.9
Total current assets	1,259.1	1,225.9

Other assets:
Marketable securities	6.1	6.7
Goodwill	382.3	382.3
Deferred income taxes	35.2	18.7
Note receivables - Owner Participation Agreement ("OPA")	116.1	127.3
Other assets	81.9	87.3
Total other assets	621.6	622.3

Property and equipment:
Land	79.4	78.3
Buildings	311.7	302.2
Equipment	1,464.2	1,445.0
Mining properties	91.8	100.5
Construction in progress	45.0	62.4
	1,992.1	1,988.4
Less accumulated depreciation and amortization	1,240.5	1,254.8
Net property and equipment	751.6	733.6
Total assets	$2,632.3	$2,581.8

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	September 30,
	2025	2026
Current liabilities:
Current maturities of long-term debt	$.8	$.8
Accounts payable and accrued liabilities	434.1	362.1
Income taxes	14.4	9.2
Total current liabilities	449.3	372.1

Noncurrent liabilities:
Long-term debt (including affiliate debt of $77.3 million and $59.0 million at December 31, 2025 and September 30, 2026, respectively)	590.9	554.7
Accrued pension costs	80.9	71.5
Accrued environmental remediation and related costs	14.7	14.3
Deferred income taxes	55.8	56.8
Other liabilities	77.0	80.8
Total noncurrent liabilities	819.3	778.1

Equity:
Preferred stock	—	—
Common stock	.3	.3
Additional paid-in capital	670.3	671.2
Retained earnings	508.0	555.7
Accumulated other comprehensive loss	(105.8)	(102.9)
Treasury stock, at cost	(49.6)	(49.6)
Total Valhi stockholders' equity	1,023.2	1,074.7
Noncontrolling interest in subsidiaries	340.5	356.9
Total equity	1,363.7	1,431.6
Total liabilities and equity	$2,632.3	$2,581.8

Commitments and contingencies (Notes 2, 13 and 16)

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026
Revenues and other income:
Net sales	$503.5	$589.0	$1,582.5	$1,755.2
Other income, net	20.6	3.3	52.5	28.9
Total revenues and other income	524.1	592.3	1,635.0	1,784.1

Cost and other expense (income):
Cost of sales	442.9	446.9	1,321.3	1,390.0
Selling, general and administrative	77.6	82.0	235.3	238.3
Gain on remeasurement of earn-out liability	(4.6)	—	(4.6)	—
Other components of net periodic pension and OPEB expense	.9	.8	2.4	2.4
Interest	14.9	13.8	41.9	43.2
Total cost and other expense	531.7	543.5	1,596.3	1,673.9

Income (loss) before income taxes	(7.6)	48.8	38.7	110.2
Income tax expense	14.3	8.0	30.3	26.1
Net income (loss)	(21.9)	40.8	8.4	84.1
Noncontrolling interest in net income of subsidiaries	0.3	10.6	12.8	29.6
Net income (loss) attributable to Valhi stockholders	$(22.2)	$30.2	$(4.4)	$54.5

Amounts attributable to Valhi stockholders:
Basic and diluted net income (loss) per share	$(.78)	$1.06	$(.15)	$1.91

Basic and diluted weighted average shares outstanding	28.5	28.6	28.5	28.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026
Net income (loss)	$(21.9)	$40.8	$8.4	$84.1
Other comprehensive income (loss), net of tax:
Currency translation	.2	3.2	28.4	3.1
Defined benefit pension plans	.6	.3	1.8	.9
Other	—	—	(.1)	—
Total other comprehensive income, net	.8	3.5	30.1	4.0
Comprehensive income (loss)	(21.1)	44.3	38.5	88.1
Comprehensive income attributable to noncontrolling interest	.6	11.5	20.7	30.7
Comprehensive income (loss) attributable to Valhi stockholders	$(21.7)	$32.8	$17.8	$57.4

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Three months ended September 30, 2025 and 2026
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at June 30, 2025	$.3	$670.3	$588.0	$(137.5)	$(49.6)	$358.5	$1,430.0
Net income (loss)	—	—	(22.2)	—	—	.3	(21.9)
Other comprehensive income, net	—	—	—	.5	—	.3	.8
Dividends paid to noncontrolling interest	—	—	—	—	—	(5.7)	(5.7)
Cash dividends - $.08 per share	—	—	(2.3)	—	—	—	(2.3)

Balance at September 30, 2025	$.3	$670.3	$563.5	$(137.0)	$(49.6)	$353.4	$1,400.9

Balance at June 30, 2026	$.3	$671.2	$527.8	$(105.5)	$(49.6)	$355.1	$1,399.3
Net income	—	—	30.2	—	—	10.6	40.8
Other comprehensive income, net	—	—	—	2.6	—	.9	3.5
Dividends paid to noncontrolling interest	—	—	—	—	—	(9.7)	(9.7)
Cash dividends - $.08 per share	—	—	(2.3)	—	—	—	(2.3)

Balance at September 30, 2026	$.3	$671.2	$555.7	$(102.9)	$(49.6)	$356.9	$1,431.6

	Nine months ended September 30, 2025 and 2026
				Accumulated
		Additional		other		Non-
	Common	paid-in	Retained	comprehensive	Treasury	controlling
	stock	capital	earnings	loss	stock	interest	Total
Balance at December 31, 2024	$.3	$669.9	$574.7	$(159.2)	$(49.6)	$343.0	$1,379.1
Net income (loss)	—	—	(4.4)	—	—	12.8	8.4
Other comprehensive income, net	—	—	—	22.2	—	7.9	30.1
Dividends paid to noncontrolling interest	—	—	—	—	—	(10.3)	(10.3)
Cash dividends - $.24 per share	—	—	(6.8)	—	—	—	(6.8)
Equity transactions with noncontrolling interest, net and other	—	.4	—	—	—	—	.4

Balance at September 30, 2025	$.3	$670.3	$563.5	$(137.0)	$(49.6)	$353.4	$1,400.9

Balance at December 31, 2025	$.3	$670.3	$508.0	$(105.8)	$(49.6)	$340.5	$1,363.7
Net income	—	—	54.5	—	—	29.6	84.1
Other comprehensive income, net	—	—	—	2.9	—	1.1	4.0
Dividends paid to noncontrolling interest	—	—	—	—	—	(14.5)	(14.5)
Cash dividends - $.24 per share	—	—	(6.8)	—	—	—	(6.8)
Equity transactions with noncontrolling interest, net and other	—	.9	—	—	—	.2	1.1

Balance at September 30, 2026	$.3	$671.2	$555.7	$(102.9)	$(49.6)	$356.9	$1,431.6

See accompanying Notes to Condensed Consolidated Financial Statements.

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine months ended
	September 30,
	2025	2026
Cash flows from operating activities:
Net income	$8.4	$84.1
Depreciation	49.0	50.8
Amortization of operating lease right-of-use assets	3.2	3.5
Gain on remeasurement of earn-out liability	(4.6)	—
Premium on issuance of senior secured notes	4.4	—
Benefit plan expense less than cash funding	(5.6)	(4.0)
Deferred income taxes	17.8	12.0
Gain on building sale	—	(5.8)
Other, net	2.0	(2.2)
Change in assets and liabilities:
Accounts and other receivables, net	(13.9)	(127.9)
Inventories, net	41.9	135.9
Land held for development, net	(4.4)	.9
Accounts payable and accrued liabilities	(110.6)	(71.1)
Accrued environmental remediation and related costs	(56.5)	(.3)
Income taxes	(19.8)	(3.6)
Accounts with affiliates	(23.6)	7.0
Other, net	(23.8)	(7.6)
Net cash provided by (used in) operating activities	(136.1)	71.7

Cash flows from investing activities:
Capital expenditures	(35.8)	(42.9)
Purchases of marketable securities	(1.9)	(3.3)
Proceeds from disposal of marketable securities	.9	2.7
Proceeds from building sale	—	6.8
Net cash used in investing activities	(36.8)	(36.7)

Cash flows from financing activities:
Kronos revolving credit facility:
Borrowings	484.4	375.7
Payments	(425.7)	(375.7)
Payments on long-term debt	(108.0)	(18.6)
Proceeds from issuance on senior secured notes	88.0	—
Valhi cash dividends paid	(6.8)	(6.8)
Distributions to noncontrolling interest in subsidiaries	(16.3)	(9.2)
Deferred financing fees	(1.5)	—
Net cash provided by (used in) financing activities	14.1	(34.6)

VALHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In millions)

	Nine months ended
	September 30,
	2025	2026

Cash, cash equivalents and restricted cash and cash equivalents - net change from:
Operating, investing and financing activities	$(158.8)	$.4
Effect of exchange rates on cash	4.1	(.2)
Balance at beginning of period	378.6	228.7
Balance at end of period	$223.9	$228.9

Supplemental disclosures:
Cash paid for:
Interest, net of amounts capitalized	$47.8	$55.3
Income taxes, net	48.7	21.3
Noncash investing activities:
Change in accruals for capital expenditures	3.8	1.5

See accompanying Notes to Condensed Consolidated Financial Statements

VALHI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note 1 – Organization and basis of presentation:

Organization – We are majority owned by a wholly-owned subsidiary of Contran Corporation (“Contran”), which owns approximately 91% of our outstanding common stock at September 30, 2026. A majority of Contran’s outstanding voting stock is held directly by Lisa K. Simmons and by family stockholders (Thomas C. Connelly (the husband of Ms. Simmons’ late sister), a family-owned entity and various family trusts established for the benefit of Ms. Simmons, Mr. Connelly and their children) who are required to vote their shares of Contran voting stock in the same manner as Ms. Simmons. Such voting rights are personal to Ms. Simmons and last through April 22, 2030. The remainder of Contran’s outstanding voting stock is held by another trust (the “Family Trust”), which was established for the benefit of Ms. Simmons and her late sister and their children and for which a third-party financial institution serves as trustee. Consequently, at September 30, 2026, Ms. Simmons and the Family Trust may be deemed to control Contran and us.

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

The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the SEC on March 10, 2026 (the “2025 Annual Report”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments), in order to state fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. We have condensed the Consolidated Balance Sheet at December 31, 2025 contained in this Quarterly Report as compared to our audited Consolidated Financial Statements at that date, and we have omitted certain information and footnote disclosures (including those related to the Consolidated Balance Sheet at December 31, 2025) normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our results of operations for the interim periods ended September 30, 2026 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2025 Consolidated Financial Statements contained in our 2025 Annual Report.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Valhi, Inc. and its subsidiaries (NYSE: VHI), taken as a whole.

Note 2 – Business segment information:

		% controlled at
Business segment	Entity	September 30, 2026
Chemicals	Kronos	81%
Component products	CompX	87%
Real estate management and development	BMI and LandWell	63% - 77%

Our control of Kronos includes approximately 50% we hold directly and approximately 31% held directly by NLI. We own approximately 83% of NLI. Our control of CompX is through NLI. We own approximately 63% of BMI. Our control of LandWell includes the approximately 27% we hold directly and 50% held by BMI.

Our chief operating decision maker (“CODM”) evaluates segment performance based on each segment’s operating income (loss), which is defined as income (loss) before income taxes and interest expense, exclusive of certain non-recurring items (such as gains or losses on disposition of business units and other long-lived assets outside the ordinary course of business and certain legal settlements) and certain general corporate income and expense items (including securities transactions gains and losses and interest and dividend income), which are not attributable to the operations of the reportable operating segments. Segment results we report may differ from amounts separately reported by our various subsidiaries due to purchase accounting adjustments and related amortization or differences in the way we define operating income (loss). Intersegment sales are not material. Interest income included in the calculation of segment operating income (loss) is not significant for the three and nine months ended September 30, 2025 and 2026.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Net sales:
Chemicals	$456.9	$541.1	$1,441.1	$1,609.0
Component products	40.0	44.0	120.6	128.2
Real estate management and development	6.6	3.9	20.8	18.0
Total net sales	$503.5	$589.0	$1,582.5	$1,755.2
Cost of sales:
Chemicals	$410.4	$414.2	$1,225.9	$1,297.0
Component products	29.0	31.0	84.5	86.4
Real estate management and development	3.5	1.7	10.9	6.6
Total cost of sales	$442.9	$446.9	$1,321.3	$1,390.0
Gross margin:
Chemicals	$46.5	$126.9	$215.2	$312.0
Component products	11.0	13.0	36.1	41.8
Real estate management and development	3.1	2.2	9.9	11.4
Total gross margin	$60.6	$142.1	$261.2	$365.2
Operating income (loss):
Chemicals	$(15.9)	$60.5	$35.6	$115.4
Component products	4.8	6.4	17.0	22.4
Real estate management and development	19.7	.5	41.6	30.2
Total operating income	8.6	67.4	94.2	168.0
General corporate items:
Interest income and other	4.6	4.1	12.6	11.6
Gain on remeasurement of earn-out liability	4.6	—	4.6	—
Other components of net periodic pension and OPEB expense	(.9)	(.8)	(2.4)	(2.4)
Changes in market value of Valhi common stock held by subsidiaries	(.1)	.2	(1.8)	.8
General expenses, net	(9.5)	(8.3)	(26.6)	(24.6)
Interest expense	(14.9)	(13.8)	(41.9)	(43.2)
Income (loss) before income taxes	$(7.6)	$48.8	$38.7	$110.2

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Depreciation and amortization:
Chemicals	$16.2	$15.9	$46.2	$48.2
Component products	.9	.9	2.8	2.6
Real estate management and development	—	—	—	—
Total	$17.1	$16.8	$49.0	$50.8

Included in the determination of the Real Estate Management and Development Segment operating income are infrastructure reimbursements and a gain from the sale of a building. See Note 12. During the third quarter of 2025, our Chemicals Segment recognized a non-cash gain of $4.6 million from the remeasurement of an earn-out liability associated with its 2024 acquisition of the remaining ownership interest in Louisiana Pigment Company, L.P. ("LPC").  Based on management’s assessment that the performance thresholds required to trigger payment of the earn-out were no longer probable of being achieved, the estimated fair value of the earn-out liability was reduced to zero, resulting in the recognition of the gain. Additional information regarding the LPC acquisition is included in Note 3 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Note 3 – Accounts and other receivables, net:

	December 31,	September 30,
	2025	2026

	(In millions)
Trade accounts receivable:
Kronos	$270.7	$374.2
CompX	13.8	19.2
BMI/LandWell	.6	.9
VAT and other receivables	32.7	43.2
Receivables from affiliates:
Contran - income taxes	2.4	3.7
Contran - trade items	.1	.2
Other	.6	.6
Refundable income taxes	1.9	1.3
Allowance for doubtful accounts	(3.9)	(3.4)
Total	$318.9	$439.9

Note 4 – Inventories, net:

	December 31,	September 30,
	2025	2026

	(In millions)
Raw materials:
Chemicals	$179.7	$104.6
Component products	5.6	6.2
Total raw materials	185.3	110.8
Work in process:
Chemicals	47.3	56.2
Component products	19.9	22.1
Total in-process products	67.2	78.3
Finished products:
Chemicals	268.7	188.0
Component products	4.9	4.9
Total finished products	273.6	192.9
Supplies (chemicals)	133.7	133.3
Total	$659.8	$515.3

Note 5 – Marketable securities:

		Cost or
		amortized	Unrealized
	Market value	cost	gain, net

	(In millions)
December 31, 2025:
Current assets	$2.9	$2.9	$—

Noncurrent assets	$6.1	$5.9	$.2

September 30, 2026
Current assets	$2.9	$2.9	$—

Noncurrent assets	$6.7	$6.5	$.2

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

Note 6 – Other noncurrent assets:

	December 31,	September 30,
	2025	2026

	(In millions)
Operating lease right-of-use assets	$19.9	$19.6
IBNR receivables	14.8	16.6
Restricted cash and cash equivalents	6.1	6.0
Pension asset	20.4	13.2
Receivable from affiliate:
Contran - income taxes	—	2.3
Other	20.7	29.6
Total	$81.9	$87.3

Note 7 – Long-term debt:

	December 31,	September 30,
	2025	2026

	(In millions)
Valhi:
Contran credit facility	$23.6	$5.3
Subsidiary debt:
Kronos:
Kronos International, Inc. 9.50% Senior Secured Notes due 2029	503.7	486.2
Subordinated, Unsecured Term Loan from Contran	53.7	53.7
LandWell:
Note payable to Western Alliance Business Trust	10.7	10.3
Total subsidiary debt	568.1	550.2
Total debt	591.7	555.5
Less current maturities	.8	.8
Total long-term debt	$590.9	$554.7

Valhi – Contran credit facility – During the first nine months of 2026, we had no borrowings and repaid $18.3 million under this facility. The average interest rate on the credit facility for the nine months ended September 30, 2026 was 7.76%. At September 30, 2026, the interest rate was 8.0% and $119.7 million was available for borrowing under this facility.

Kronos – 9.50% Senior Secured Notes due 2029 – At September 30, 2026, the carrying value of the 9.50% Senior Secured Notes due 2029 (€426.174 million aggregate principal amount outstanding) is stated net of $7.6 million of unamortized premium and $5.2 million of unamortized debt issuance costs (at December 31, 2025 the amounts were $9.0 million and $6.9 million, respectively).

Revolving credit facility (the “Global Revolver”) – During the first nine months of 2026, Kronos borrowed and repaid $375.7 million under its $350 million Global Revolver. The average interest rate on outstanding borrowings under this facility during the nine months ended September 30, 2026 was 5.6%. At September 30, 2026, there were no amounts outstanding under its Global Revolver. At September 30, 2026, Kronos had borrowing availability of approximately $254 million.

Other – We are in compliance with all of our debt covenants at September 30, 2026.

Note 8 – Accounts payable and accrued liabilities:

	December 31,	September 30,
	2025	2026

	(In millions)
Accounts payable:
Kronos	$224.0	$171.3
CompX	2.7	6.6
BMI/LandWell	2.6	1.1
Distributions payable to noncontrolling interest	2.0	7.2
Total	231.3	186.2
Payables to affiliates:
Contran - other	1.4	1.7
Employee benefits	38.0	44.2
Deferred income	25.9	24.5
Accrued development costs	25.2	22.9
Accrued sales discounts and rebates	25.1	16.8
Accrued severance cost	8.8	1.3
Operating lease liabilities	4.2	3.7
Accrued environmental	2.8	2.8
Interest	14.2	2.3
Other	57.2	55.7
Total	$434.1	$362.1

See Note 18 for additional information related to accrued severance costs.

Note 9 – Other noncurrent liabilities:

	December 31,	September 30,
	2025	2026

	(In millions)
Accrued development costs	$16.1	$12.5
Asset retirement obligations	14.7	15.6
Insurance claims and expenses	16.1	17.9
Operating lease liabilities	15.7	15.8
Deferred income	2.9	2.6
Other postretirement benefits	6.4	6.1
Uncertain tax positions	—	5.5
Employee benefits	4.6	4.2
Other	.5	.6
Total	$77.0	$80.8

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Net sales - point of origin:
United States	$288.7	$291.0	$886.8	$1,089.4
Germany	208.5	253.2	639.8	733.5
Canada	64.3	85.0	230.8	260.5
Norway	54.2	59.2	197.5	188.1
Belgium	54.6	62.6	185.9	197.1
Eliminations	(213.4)	(209.9)	(699.7)	(859.6)
Total	$456.9	$541.1	$1,441.1	$1,609.0

Net sales - point of destination:
Europe	$204.7	$250.5	$660.0	$779.1
North America	179.9	219.0	558.3	604.2
Other	72.3	71.6	222.8	225.7
Total	$456.9	$541.1	$1,441.1	$1,609.0

The following table disaggregates the net sales of our Component Products Segment by major product line.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Net sales:
Security products	$30.3	$31.7	$91.2	$94.9
Marine components	9.7	12.3	29.4	33.3
Total	$40.0	$44.0	$120.6	$128.2

Substantially all of the Real Estate Management and Development Segment’s sales are related to land sales.

Note 11 – Defined benefit pension plans:

The components of our net periodic defined benefit pension cost are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Service cost	$1.5	$1.2	$4.4	$3.7
Interest cost	6.0	5.6	17.3	16.7
Expected return on plan assets	(6.1)	(5.3)	(17.5)	(15.9)
Recognized net actuarial losses	.8	.4	2.4	1.3
Total	$2.2	$1.9	$6.6	$5.8

We expect to contribute the equivalent of approximately $17 million to all of our defined benefit pension plans during 2026.

Note 12 – Other income, net:

	Nine months ended
	September 30,
	2025	2026

	(In millions)
Interest income and other:
Interest and dividends	$12.3	$11.5
Securities transactions, net	.3	.1
Total	12.6	11.6
Currency transactions, net	3.2	(8.3)
Infrastructure reimbursement	34.5	17.1
Gain on building sale	—	5.8
Other, net	2.2	2.7
Total	$52.5	$28.9

Infrastructure reimbursement – As disclosed in Note 7 to our 2025 Annual Report, under an OPA entered into by LandWell with the Redevelopment Agency of the City of Henderson, Nevada, as LandWell develops certain real property for commercial and residential purposes in its master planned community in Henderson, Nevada, the cost of certain public infrastructure may be reimbursed to LandWell through tax increment. LandWell received approval for additional tax reimbursement of $16.7 million in the first nine months of 2026 ($5.4 million in the first quarter and $11.3 million in the second quarter) and $34.2 million in the first nine months of 2025 ($17.2 million in the second quarter and $17.0 million in the third quarter), which were recognized as other income and are evidenced by a promissory note issued to LandWell by the City of Henderson. The maximum infrastructure reimbursement of $170 million available under the OPA has been approved.

LandWell has agreements with certain utility providers servicing the Cadence master planned community under which certain costs incurred for the development of power infrastructure may be reimbursed to LandWell. LandWell received $.4 million and $.3 million in reimbursement during the first nine months of 2026 and 2025, respectively, for past costs incurred.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
U.S. federal statutory income tax rate	$(1.6)	$10.2	$8.1	$23.1
State income taxes, net	(2.6)	.2	(2.9)	.4
Germany:
Statutory rate difference between Germany and U.S.	12.2	(.8)	12.5	(1.4)
Subnational income taxes	(14.6)	1.8	(15.2)	3.0
Effect of changes in tax laws enacted in the current period	19.3	1.0	19.3	1.0
Changes in valuation allowances, net	—	1.8	—	3.1
Nondeductible differences	4.7	1.4	5.8	2.4
Other	.3	(.8)	.6	(1.0)
Belgium:
Changes in valuation allowances, net	2.5	1.3	5.3	2.2
Other	(.4)	(.3)	(.7)	(.3)
Other foreign jurisdictions	2.6	.9	3.5	1.8
Effect of changes in tax laws enacted in the current period	—	(12.1)	—	(12.1)
Effect of cross-border tax laws:
Net controlled-foreign-corporation tested income	(2.1)	3.9	.2	5.9
Incremental tax benefit on earnings or losses of subsidiary	(20.3)	(4.2)	(24.0)	(6.7)
Other	.2	1.1	.5	1.2
Changes in valuation allowances, net	22.3	2.3	26.7	4.4
Changes in unrecognized tax benefits, net	(.1)	—	(.2)	2.6
Other adjustments:
Incremental tax expense (benefit) on investment in Kronos	(2.6)	.6	(4.7)	(2.0)
Incremental tax benefit on investment in BMI/LandWell	(5.5)	(.6)	(4.6)	(1.7)
Other	—	.3	.1	.2
Income tax expense	$14.3	$8.0	$30.3	$26.1

Comprehensive provision for income taxes allocable to:
Net income	$14.3	$8.0	$30.3	$26.1
Other comprehensive income:
Currency translation	—	4.2	3.6	4.2
Defined benefit pension plans	.2	.1	.6	.4
Comprehensive income tax expense	$14.5	$12.3	$34.5	$30.7

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

In 2024, we recognized income tax expense upon the enactment of final §987 currency regulations, which included transition rules requiring us to recognize a pre-transition gain for currency translation related to our qualified business units. In August 2026, the U.S. Department of the Treasury and the IRS issued proposed currency regulations under §987 that narrow the application of the 2024 final regulations by introducing a controlled foreign corporation (“CFC”) exemption election and related transition rules. Taxpayers may rely on these proposed regulations, which apply to tax years beginning after December 31, 2024.  As a result of our assessment, we will no longer elect to amortize the pre-transition §987 gain and have recognized a non-cash deferred income tax benefit of $12.1 million in the third quarter of 2026.

On July 18, 2025, Germany enacted legislation which included, among other provisions, an additional depreciation allowance for certain fixed assets, improvements to the research and development tax allowance and, starting in 2028, a reduction of the 15% corporate tax rate by one percentage point annually for five years reaching 10% in 2032. We recorded a non-cash deferred income tax expense of $19.3 million in the third quarter of 2025 to reduce our net German deferred tax asset as a result of the reduction of the German corporate tax rate.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States.  It did not have a material impact on our consolidated financial statements.

Note 14 - Noncontrolling interest in subsidiaries:

	December 31,	September 30,
	2025	2026

	(In millions)
Noncontrolling interest in net assets:
Kronos Worldwide	$197.6	$203.7
NLI Holdings	75.1	77.3
CompX International	18.0	19.0
BMI	25.0	26.9
LandWell	24.8	30.0
Total	$340.5	$356.9

	Nine months ended September 30,
	2025	2026

	(In millions)
Noncontrolling interest in net income (loss) of subsidiaries:
Kronos Worldwide	$(5.5)	$8.4
NLI Holdings	(1.2)	4.4
CompX International	1.9	2.4
BMI	6.4	5.4
LandWell	11.2	9.0
Total	$12.8	$29.6

Note 15 – Stockholders’ equity:

Accumulated other comprehensive loss – Changes in accumulated other comprehensive income (loss) attributable to Valhi stockholders are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Accumulated other comprehensive income (loss) (net of tax and noncontrolling interest):
Marketable securities:
Balance at beginning and end of period	$1.7	$1.7	$1.7	$1.7

Currency translation:
Balance at beginning of period	$(90.8)	$(90.2)	$(111.7)	$(90.1)
Other comprehensive income arising during the period	.1	2.4	21.0	2.3
Balance at end of period	$(90.7)	$(87.8)	$(90.7)	$(87.8)

Defined benefit pension plans:
Balance at beginning of period	$(48.5)	$(17.2)	$(49.4)	$(17.7)
Other comprehensive income:
Amortization of prior service cost and net losses included in net periodic pension cost	.5	.2	1.4	.7
Balance at end of period	$(48.0)	$(17.0)	$(48.0)	$(17.0)

OPEB plans:
Balance at beginning of period	$.1	$.2	$.2	$.3
Other comprehensive loss:
Amortization of prior service credit and net losses included in net periodic OPEB cost	(.1)	—	(.2)	(.1)
Balance at end of period	$—	$.2	$—	$.2

Total accumulated other comprehensive loss:
Balance at beginning of period	$(137.5)	$(105.5)	$(159.2)	$(105.8)
Other comprehensive income (loss)	.5	2.6	22.2	2.9
Balance at end of period	$(137.0)	$(102.9)	$(137.0)	$(102.9)

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

The table below presents a summary of the activity in our accrued environmental costs during the first nine months of 2026.

Amount
(In millions)

Balance at the beginning of the period	$17.5
Additions charged to expense, net	1.6
Payments, net	(2.0)
Balance at the end of the period	$17.1
Amounts recognized in the Condensed Consolidated Balance Sheet at the end of the period:
Current liabilities	$2.8
Noncurrent liabilities	14.3
Total	$17.1

NLI – On a quarterly basis, NLI evaluates the potential range of its liability for environmental remediation and related costs at sites where it has been named as a PRP or defendant. At September 30, 2026, NLI had accrued approximately $13 million related to approximately 27 sites associated with remediation and related matters it believes are at the present time and/or in their current phase reasonably estimable. The upper end of the range of reasonably possible costs to NLI for remediation and related matters for which NLI believes it is possible to estimate costs is approximately $38 million, including the amount currently accrued. These accruals have not been discounted to present value.

NLI believes that it is not reasonably possible to estimate the range of costs for certain sites. At September 30, 2026, there were approximately five sites for which NLI is not currently able to reasonably estimate a range of costs. For these sites, generally the investigation is in the early stages, and NLI is unable to determine whether or not NLI actually had any association with the site, the nature of its responsibility, if any, for the contamination at the site, if any, and the extent of contamination at and cost to remediate the site. The timing and availability of information on these sites is dependent on events outside of NLI’s control, such as when the party alleging liability provides information to NLI. At certain of these previously inactive sites, NLI has received general and special notices of liability from the EPA and/or state agencies alleging that NLI, sometimes with other PRPs, is liable for past and future costs of remediating environmental contamination allegedly caused by former operations. These notifications may assert that NLI, along with any other alleged PRPs, is liable for past and/or future clean-up costs. As further information becomes available to us for any of these sites which would allow us to estimate a range of costs, we would at that time adjust our accruals. Any such adjustment could result in the recognition of an accrual that would have a material effect on our consolidated financial statements, results of operations and liquidity.

Other – We have also accrued approximately $4 million at September 30, 2026 for other environmental cleanup matters which represents our best estimate of the liability.

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

Note 17 – Fair value measurements and financial instruments:

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2025 and September 30, 2026:

	Fair Value Measurements
		Quoted	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	input	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In millions)
Asset (liability)
December 31, 2025:
Current marketable securities	$2.9	$—	$2.9	$—
Noncurrent marketable securities	6.1	2.9	3.2	—
September 30, 2026:
Current marketable securities	$2.9	$—	$2.9	$—
Noncurrent marketable securities	6.7	3.0	3.7	—

See Note 5 for amounts related to our marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure:

	December 31, 2025		September 30, 2026
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

	(In millions)
Cash, cash equivalents and restricted cash equivalents	$228.7	$228.7	$228.9	$228.9
Long-term debt:
Kronos fixed rate 9.50% Senior Secured Notes due 2029	503.7	469.9	486.2	487.0
LandWell bank note payable	10.7	10.7	10.3	10.3

At December 31, 2025 and September 30, 2026, the estimated market price of Kronos’ 9.50% Senior Secured Notes due 2029 was €937 and €1,007 per €1,000 principal amount, respectively. The fair value of Kronos’ Senior Secured Notes due 2029 were based on quoted market prices; however, these prices represented Level 2 inputs because the market in which the notes trade was not active. The fair value of other fixed-rate debt, which represents Level 2 inputs, is deemed to approximate carrying value. See Note 7. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. See Notes 3 and 8.

Note 18 – Restructuring costs:

In the fourth quarter of 2025, Kronos initiated a restructuring plan through workforce reductions which is supporting an improved current and longer-term cost structure. These workforce reductions impacted approximately 226 positions with a substantial portion of such reductions accomplished through involuntary programs. A portion of the reductions was also accomplished through voluntary programs, for which eligible workforce reduction costs were recognized at the time both the employee and employer were irrevocably committed to the terms of the separation. During the fourth quarter of 2025, Kronos recognized an aggregate $10.3 million charge related to these workforce reductions. Accrued severance costs remaining at September 30, 2026 are expected to be substantially paid in 2026 and are included in accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheet. See Note 8. Kronos does not expect to accrue any further material amounts for the workforce reductions.

A summary of the activity in Kronos’ accrued restructuring costs for the first nine months of 2026 is shown in the table below:

Amount
(In millions)
Accrued workforce reduction costs at December 31, 2025	$8.8
Workforce reduction costs accrued	—
Workforce reduction costs paid	(7.3)
Currency translation adjustments, net	(.2)
Current balance at September 30, 2026	$1.3

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

General

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Statements in this Quarterly Report that are not historical facts are forward-looking in nature and represent management’s beliefs and assumptions based on currently available information. In some cases, you can identify forward-looking statements by the use of words such as “believes,” “intends,” “may,” “should,” “could,” “anticipates,” “expects” or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we do not know if these expectations will be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results. Actual future results could differ materially from those predicted. The factors that could cause actual future results to differ materially from those described herein are the risks and uncertainties discussed in this Quarterly Report and those described from time to time in our other filings with the SEC and include, but are not limited to, the following:

●	Future supply and demand for our products;
●	Our ability to realize expected cost savings from strategic and operational initiatives;
●	Our ability to integrate acquisitions into Kronos’ operations and realize expected synergies and innovations;
●	The extent of the dependence of certain of our businesses on certain market sectors;
●	The cyclicality of certain of our businesses (such as Kronos’ TiO2 operations);
●	Customer and producer inventory levels;
●	Unexpected or earlier-than-expected industry capacity expansion (such as the TiO2 industry);
●	Changes in raw material and other operating costs (such as ore, zinc, brass, aluminum, steel and energy costs) or the implementation of tariffs on imported raw materials;
●	Changes in the availability of raw materials (such as ore);

●	General global economic and political conditions that harm the worldwide economy, disrupt our supply chain, increase material and energy costs, reduce demand or perceived demand for TiO2, component products and land held for development or impair our ability to operate our facilities (including changes in the level of gross domestic product in various regions of the world, tariffs, natural disasters, terrorist acts, global conflicts and public health crises);
●	Operating interruptions (including, but not limited to, labor disputes, leaks, natural disasters, fires, explosions, unscheduled or unplanned downtime, transportation interruptions, certain regional and world events or economic conditions and public health crises);
●	Technology related disruptions (including, but not limited to, cyber-attacks; software implementation, upgrades or improvements; technology processing failures; or other events) related to our technology infrastructure (including manufacturing and accounting systems) that could impact our ability to continue operations, or at key vendors which could impact our supply chain, or at key customers which could impact their operations and cause them to curtail or pause orders;
●	Competitive products and substitute products;
●	Competition from Chinese suppliers with less stringent regulatory and environmental compliance requirements;
●	Customer and competitor strategies;
●	Potential consolidation of our competitors;
●	Potential consolidation of our customers;
●	Our ability to retain key customers;
●	Pricing pressure and changes in industry supply and production levels;
●	Competitive technology positions;
●	Our ability to protect or defend intellectual property rights;
●	The introduction of new, or changes in existing, tariffs, trade barriers or trade disputes;
●	The ability of our subsidiaries to pay us dividends;
●	Uncertainties associated with new product development and the development of new product features;
●	Fluctuations in currency exchange rates (such as changes in the exchange rate between the U.S. dollar and each of the euro, the Norwegian krone and the Canadian dollar and between the euro and the Norwegian krone) or possible disruptions to our business resulting from uncertainties associated with the euro or other currencies;
●	Decisions to sell operating assets other than in the ordinary course of business;
●	The timing and amounts of insurance recoveries;
●	Our ability to renew or refinance credit facilities or other debt instruments in the future;
●	Changes in interest rates;
●	Our ability to maintain sufficient liquidity;
●	The ultimate outcome of income tax audits, tax settlement initiatives or other tax matters, including future tax reform;
●	Our ability to utilize income tax attributes, the benefits of which may or may not have been recognized under the more-likely-than-not recognition criteria;
●	Environmental matters (such as those requiring compliance with emission and discharge standards for existing and new facilities, or new developments regarding environmental remediation or decommissioning obligations at sites related to our former operations);
●	Government laws and regulations and possible changes therein (such as changes in government regulations which might impose various obligations on former manufacturers of lead pigment and lead-based paint, including NLI, with respect to asserted health concerns associated with the use of such products) including new environmental, sustainability, health and safety or other regulations (such as those seeking to limit or classify TiO2 or its use);
●	The ultimate resolution of pending litigation (such as NLI’s lead pigment and environmental matters);
●	Our ability to comply with covenants contained in our revolving bank credit facilities;

●	Our ability to complete and comply with the conditions of our licenses and permits;
●	Changes in construction costs in Henderson, Nevada; and
●	Pending or possible future litigation (such as litigation related to CompX’s use of certain permitted chemicals in its production process) or other actions.

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

Operations Overview

Quarter Ended September 30, 2026 Compared to the Quarter Ended September 30, 2025 –

We reported net income attributable to Valhi stockholders of $30.2 million, or $1.06 per diluted share, in the third quarter of 2026 compared to a net loss attributable to Valhi stockholders of $22.2 million, or $.78 per diluted share, in the third quarter of 2025. Our net income attributable to Valhi stockholders increased from 2025 to 2026 primarily due to higher operating income from our Chemicals Segment of $60.5 million in 2026 compared to an operating loss of $15.9 million in 2025 partially offset by lower operating income from our Real Estate Management and Development Segment of $.5 million in 2026 compared to $19.7 million in 2025.

Our diluted net income per share in the third quarter of 2026 includes income of $.28 per share related to the Chemicals Segment’s non-cash deferred income tax benefit related to proposed currency regulations under §987 issued in August 2026.

Our diluted net loss per share in the third quarter of 2025 includes:

●	a loss of $.45 per share related to the recognition of a non-cash deferred income tax expense to reduce the Chemicals Segment’s net German deferred tax asset as a result of the German tax rate reduction;
●	income of $.31 per share related to tax increment infrastructure reimbursement; and
●	income of $.08 per share due to the recognition of a non-cash gain resulting from the remeasurement of the Chemicals Segment’s earn-out liability related to our Chemicals Segment’s 2024 acquisition of the remaining ownership interest in Louisiana Pigment Company L.P.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025 –

We reported net income attributable to Valhi stockholders of $54.5 million, or $1.91 per diluted share, in the first nine months of 2026 compared to a net loss attributable to Valhi stockholders of $4.4 million, or $.15 per diluted share, in the first nine months of 2025. Our net income attributable to Valhi stockholders increased from 2025 to 2026 primarily due to higher operating income from our Chemicals Segment of $115.4 million in 2026 compared to operating income of $35.6 million in 2025.

Our diluted net income per share in the first nine months of 2026 includes:

●	income of $.30 per share related to tax increment infrastructure reimbursement;
●	income of $.28 per share related to the Chemicals Segment’s non-cash deferred income tax benefit related to proposed currency regulations under §987 issued in August 2026; and
●	income of $.10 per share related to the gain on the sale of an office building within our Real Estate Management and Development Segment; and
●	a loss of $.04 per share due to the recognition at our Chemicals Segment of an uncertain tax position related to a German tax audit.

Our diluted net loss per share in the first nine months of 2025 includes:

●	income of $.62 per share related to tax increment infrastructure reimbursement;

●	a loss of $.45 per share related to the recognition of a non-cash deferred income tax expense to reduce the Chemicals Segment’s net German deferred tax asset as a result of the German tax rate reduction; and
●	income of $.08 per share due to the recognition of a non-cash gain resulting from the remeasurement of the Chemicals Segment’s earn-out liability related to our Chemicals Segment’s 2024 acquisition of the remaining ownership interest in Louisiana Pigment Company L.P.

Current Forecast for 2026 –

We currently expect consolidated operating income for 2026 to be higher as compared to 2025 primarily due to the net effects of:

●	higher operating income from our Chemicals Segment in 2026 primarily due to the positive impacts of higher sales volumes and lower operating costs; and
●	lower operating income from our Real Estate Management and Development Segment in 2026 due to the wind down of development activities.

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

	Three months ended September 30,			Nine months ended September 30,
	2025	2026	% Change	2025	2026	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales	$456.9	$541.1	18%	$1,441.1	$1,609.0	12%
Cost of sales	410.4	414.2	1	1,225.9	1,297.0	6
Gross margin	$46.5	$126.9	173	$215.2	$312.0	45
Operating income	$(15.9)	$60.5	(481)	$35.6	$115.4	224

Percent of net sales:
Cost of sales	90%	77%		85%	81%
Gross margin	10	23		15	19
Operating income	(3)	11		2	7

TiO2 operating statistics:
Sales volumes*	126	144	14%	394	439	11%
Production volumes*	126	140	11	394	403	2
Percent change in TiO2 net sales:
TiO2 sales volumes			14%			11%
TiO2 product pricing			5			(1)
TiO2 product mix/other			(1)			(1)
Changes in currency exchange rates			—			3
Total			18%			12%

*            Thousands of metric tons

Current Industry Conditions – Our Chemicals Segment started 2026 with average TiO2 selling prices lower than at the beginning of 2025; however, its average TiO2 selling prices increased 11% during the first nine months of 2026. Throughout this period, our Chemicals Segment successfully implemented price increases and surcharges in response to rising operating costs, including energy and distribution costs. As a result, our Chemicals Segment’s average TiO2 selling prices for the first nine months of 2026 were 1% lower than the corresponding period of 2025, while average TiO2 selling prices for the third quarter of 2026 were 5% higher than in the third quarter of 2025. Overall, our Chemicals Segment’s sales volumes increased in the first nine months of 2026 compared to the same period in 2025 primarily due to market share gains in its European and North American markets, reflecting the effect of anti-dumping duties that remain in effect in certain markets and changing supply conditions. These conditions allowed us to expand our Chemicals Segment’s customer base and supported implementation of our pricing initiatives.  Despite these gains, overall TiO2 demand remains below historical levels.

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

Excluding the effects of changes in currency exchange rates, our Chemicals Segment’s cost of sales per metric ton of TiO2 sold in the first nine months of 2026 was lower than the comparable period of 2025 due to decreases in per metric ton production costs, primarily driven by the cost reduction initiatives discussed above, as well as lower raw material costs (primarily feedstock costs) and lower unabsorbed fixed costs, partially offset by higher energy costs.

Net sales – Our Chemicals Segment’s net sales in the third quarter of 2026 increased 18%, or $84.2 million, compared to the third quarter of 2025 primarily due to the effects of a 14% increase in sales volumes (which increased net sales by approximately $64 million) and a 5% increase in average TiO2 selling prices (which increased net sales by approximately $23 million). TiO2 selling prices will increase or decrease generally as a result of competitive market pressures, change in the relative level of supply and demand as well as change in raw material and other manufacturing costs.

Our Chemicals Segment’s sales volumes increased 14% in the third quarter of 2026 as compared to the third quarter of 2025 primarily due to market share gains in its European and North American markets, reflecting the effect of anti-dumping duties that remain in effect in certain markets and changing supply conditions.

Our Chemicals Segment’s net sales in the first nine months of 2026 increased 12%, or $167.9 million, compared to the first nine months of 2025 primarily due to an 11% increase in sales volumes (which increased net sales by approximately $159 million) partially offset by a 1% decrease in average TiO2 selling prices (which decreased net sales by approximately $14 million). Additionally, we estimate that changes in currency exchange rates (primarily the euro) increased our Chemicals Segment’s net sales by approximately $39 million in the first nine months of 2026 as compared to the first nine months of 2025.

Our Chemicals Segment’s sales volumes increased 11% in the first nine months of 2026 as compared to the same period in 2025 primarily due to market share gains in its European and North American markets, reflecting the effect of anti-dumping duties that remain in effect in certain markets and changing supply conditions.

Cost of Sales and Gross Margin – Our Chemicals Segment’s cost of sales increased by $3.8 million, or 1%, in the third quarter of 2026 compared to the third quarter of 2025 due to the net effects of a 14% increase in sales volumes, higher energy costs, higher production rates resulting in reduced unabsorbed fixed production costs, lower raw material costs (primarily feedstock), and lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025. Our Chemicals Segment’s cost of sales in the third quarter of 2025 included approximately $27 million of unabsorbed fixed costs as it adjusted its TiO2 production volumes lower to align inventory levels with lower demand. Unabsorbed fixed costs in the third quarter of 2026 were not material.

Our Chemicals Segment’s cost of sales as a percentage of net sales improved to 77% in the third quarter of 2026 compared to 90% in the same period of 2025, primarily due to the favorable effects of higher average TiO2 selling prices, lower production costs and higher production volumes resulting in increased coverage of fixed production costs, partially offset by higher energy costs, as discussed above.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 23% in the third quarter of 2026 compared to 10% in the third quarter of 2025. Our Chemicals Segment’s gross margin as a percentage of net sales increased based on the factors affecting net sales and cost of sales, discussed above.

Our Chemicals Segment’s cost of sales increased $71.1 million, or 6%, in the first nine months of 2026 compared to the first nine months of 2025 primarily due to an 11% increase in sales volumes and the unfavorable impact from changes in currency exchange rates, partially offset by higher production rates resulting in reduced unabsorbed fixed production costs, lower raw material costs (primarily feedstock) and lower production costs resulting primarily from the cost reduction initiatives implemented in the fourth quarter of 2025. Our Chemicals Segment’s cost of sales for the first nine months of 2025 includes approximately $45 million of unabsorbed fixed costs. Unabsorbed fixed costs for the first nine months of 2026 were not material.

Our Chemicals Segment’s cost of sales as a percentage of net sales improved to 81% in the first nine months of 2026 compared to 85% in the same period of 2025, primarily due to the favorable effects of lower production costs, partially offset by lower average TiO2 selling prices and the unfavorable impact of changes in currency exchange rates.

Our Chemicals Segment’s gross margin as a percentage of net sales increased to 19% in the first nine months of 2026 compared to 15% in the same period of 2025 based on the factors affecting net sales and cost of sales, discussed above.

Operating Income (Loss) – Our Chemicals Segment’s operating income increased by $76.4 million to $60.5 million in the third quarter of 2026 compared to a $15.9 million loss in the third quarter of 2025, primarily as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates decreased operating income by approximately $5 million in the third quarter of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below. Our Chemicals Segment’s operating income increased by $79.8 million to $115.4 million in the first nine months of 2026 compared to $35.6 million in the first nine months of 2025, primarily as a result of the factors impacting gross margin discussed above. We estimate that changes in currency exchange rates decreased operating income by approximately $23 million in the first nine months of 2026 compared to the same period in 2025, as discussed in the effects of currency exchange rates section below.

Our Chemicals Segment’s operating income (loss) is net of amortization of purchase accounting adjustments made in conjunction with our acquisitions of interests in NLI and Kronos. As a result, we recognize additional depreciation expense above the amounts Kronos reports separately, substantially all of which is included within cost of sales. We recognized additional depreciation expense of $1.7 million and $1.6 million in the first nine months of 2026 and 2025, respectively, which reduced our reported Chemicals Segment’s operating income (loss) as compared to amounts reported by Kronos.

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

Impact of changes in currency exchange rates
Three months ended September 30, 2026 vs September 30, 2025
				Translation
				losses	Total currency
	Transaction losses recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$—	$—	$—	$(2)	$(2)
Operating income (loss)	(2)	(2)	—	(5)	(5)

The $2 million decrease in our Chemicals Segment net sales (translation losses) was caused primarily by a strengthening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into less U.S. dollars in 2026 as compared to 2025. The strengthening of the U.S. dollar relative to the Canadian dollar and the weakening of the U.S. dollar relative to the Norwegian krone in 2026 did not have a significant effect on our Chemicals Segment’s net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $5 million decrease in our Chemicals Segment’s operating income was comprised of the following:

●	Approximately $5 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to Norwegian krone as local currency-denominated operating costs were translated into more U.S. dollars in 2026 as compared to 2025. Additionally, the effect of the strengthening of the U.S. dollar relative to the euro caused further net translation losses, as the negative effects of the stronger U.S. dollar on euro-denominated sales more than offset the favorable effects on euro-denominated operating costs being translated into less U.S. dollars in 2026 as compared to 2025, and
●	There was minimal impact from the effect of the rate changes on transaction gains and losses.

Impact of changes in currency exchange rates
Nine months ended September 30, 2026 vs September 30, 2025
				Translation
				gains/(losses)	Total currency
	Transaction gains (losses) recognized			impact of	impact
	2025	2026	Change	rate changes	2026 vs 2025

	(In millions)
Impact on:
Net sales	$—	$—	$—	$39	$39
Operating income	3	(8)	(11)	(12)	(23)

The $39 million increase in our Chemicals Segment’s net sales (translation gains) was caused primarily by a weakening of the U.S. dollar relative to the euro, as our euro-denominated sales were translated into more U.S. dollars in 2026 as compared to 2025. The weakening of the U.S. dollar relative to the Canadian dollar and the Norwegian krone in 2026 did not have a significant effect on our Chemicals Segment’s net sales, as a substantial portion of the sales generated by its Canadian and Norwegian operations is denominated in the U.S. dollar.

The $23 million decrease in our Chemicals Segment’s operating income was comprised of the following:

●	Higher net currency transaction losses of approximately $11 million primarily caused by relative changes in currency exchange rates at each applicable balance sheet date between the U.S. dollar and the euro, Canadian dollar and the Norwegian krone, and between the euro and the Norwegian krone, which causes increases or decreases, as applicable, in U.S. dollar-denominated receivables and payables and U.S. dollar currency held by our Chemicals Segment’s non-U.S. operations, and in Norwegian krone denominated receivables and payables held by our Chemicals Segment’s non-U.S. operations. In the first quarter of 2025, our Chemicals Segment entered into a currency forward contract to purchase €25 million at an exchange rate of €1.05 per U.S. dollar. The contract was settled in August 2025, resulting in a $2.8 million currency transaction gain in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2025, and
●	Approximately $12 million from net currency translation losses primarily caused by a weakening of the U.S. dollar relative to the Canadian dollar, Norwegian krone and euro, as local currency-denominated operating costs were translated into more U.S. dollars in 2026 as compared to 2025. The net translation gains from the favorable effects of the weaker U.S. dollar on euro-denominated sales were more than offset by the negative effects on euro-denominated operating costs being translated into more U.S. dollars in 2026 as compared to 2025.

Outlook – During the third quarter of 2026, our Chemicals Segment continued the positive momentum from the first half of the year, with sales volumes improving compared to the same period in 2025. Volume growth was driven primarily by market share gains in Europe and North America, reflecting the effect of anti-dumping duties in certain markets and changing supply conditions. While sales volumes have improved compared to 2025, overall demand remains below historical levels, particularly in North America, where demand continues to be affected by broader economic uncertainty, prolonged housing market weakness caused by elevated interest rates and subdued consumer spending. Customer order lead times have recently begun to decline, consistent with the seasonal slowdown typically experienced during the fourth quarter. Our Chemicals Segment’s order backlog entering the fourth quarter remains favorable compared to the prior year, and combined with planned maintenance activities at several of our Chemicals Segment’s facilities, it expects its finished goods inventory levels to remain below normal.

Based on our Chemicals Segment’s performance during the first nine months of 2026, our Chemicals Segment expects full-year net sales and sales volumes to exceed 2025 levels, and it expects gross margin and operating income margins to improve compared to 2025. Our Chemicals Segment implemented additional price increases during the second and third quarters of 2026 in response to higher production, energy and distribution costs, and, based on price increases our Chemicals Segment has announced to its customers and continued cost pressures, our Chemicals Segment expects its average TiO2 selling prices in the fourth quarter of 2026 to be improved. Actual prices depend on negotiations with our Chemicals Segment’s customers and competitive conditions, which it cannot predict. Based on publicly available information, certain previously idled third-party European production facilities have recently resumed some production. We cannot predict the effect of any such production on market conditions.

The cost reduction initiatives implemented by our Chemicals Segment during the fourth quarter of 2025, including workforce reductions and other measures designed to align its cost structure with current demand levels, continue to benefit its operating results in 2026. Gross margins improved during the third quarter and first nine months of 2026 and are expected to remain above 2025 levels for the full year, benefiting from lower cost inventory produced during 2026, more favorable selling prices and the ongoing effects of its cost-reduction initiatives. Our Chemicals Segment’s operational restructuring allows it to run its facilities more efficiently at lower production rates for extended periods while maintaining flexibility to respond to changing market conditions. Our Chemicals Segment operated its facilities within its normal capacity range during the first nine months of 2026, and our Chemicals Segment currently expects to continue operating within its normal capacity range for the remainder of the year.

Our Chemicals Segment remains focused on improving profitability through pricing actions, disciplined cost management, and continued execution of its cost reduction initiatives. Our Chemicals Segment also continues to pursue targeted sales growth opportunities in regions affected by logistical challenges and trade measures that have reduced the competitiveness of certain imports.

Liquidity and capital resources remain sufficient to support our Chemicals Segment’s operations and planned capital investments. While our Chemicals Segment typically experiences significant seasonal cash usage in the first half of the year, it expects liquidity to improve over the remainder of 2026. Our Chemicals Segment will continue to actively manage working capital, including inventories and receivables, to bolster operating cash flows and maintain financial flexibility. Our Chemicals Segment believes availability under its revolving credit facility, combined with the absence of near-term debt maturities and improved operating cash flows, will provide adequate liquidity for expected working capital needs and capital allocation priorities.

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

Our Component Products Segment’s operating income in the third quarter of 2026 was $6.4 million compared to $4.8 million in the same period of 2025. Operating income for the first nine months of 2026 was $22.4 million compared to $17.0 million for the comparable prior year period. Our Component Products Segment’s operating income increased in the third quarter and for the first nine months of 2026 due to higher sales and gross margin at the security products and marine components reporting units.

	Three months ended September 30,			Nine months ended September 30,
	2025	2026	% Change	2025	2026	% Change

	(Dollars in millions)			(Dollars in millions)
Net sales:
Security products	$30.3	$31.7	5%	$91.2	$94.9	4%
Marine components	9.7	12.3	27	29.4	33.3	13
Total net sales	40.0	44.0	10	120.6	128.2	6
Cost of sales	29.0	31.0	7	84.5	86.4	2
Gross margin	$11.0	$13.0	18	$36.1	$41.8	16
Operating income	$4.8	$6.4	34	$17.0	$22.4	32

Percent of net sales:
Cost of sales	72%	70%		70%	67%
Gross margin	28	30		30	33
Operating income	12	15		14	17

Net Sales – Our Component Products Segment’s net sales increased $4.0 million in the third quarter of 2026 compared to the same period in 2025 primarily due to higher marine components sales to the towboat and industrial markets, and to a lesser extent, higher security products sales to the healthcare and tool storage markets. Our Component Products Segment’s net sales increased $7.6 million for the first nine months of 2026 compared to the same period in 2025 primarily due to higher marine components sales to the industrial market and higher security products sales to various markets including the healthcare, tool storage, transportation and distribution markets.  The increase in third quarter security products sales was primarily due to $1.4 million higher sales to the healthcare market and $.6 million higher sales to the tool storage market, partially offset by $.8 million lower sales to the government security market. The increase in security products sales for the first nine months of 2026 was primarily due to $2.0 million higher sales to the healthcare market, $1.3 million higher sales to the tool storage market, $1.1 million higher sales to the transportation market and $.6 million higher sales to distributors, partially offset by $1.1 million lower sales to the government security market. The increase in third quarter marine components sales was primarily due to $1.1 million higher sales to the towboat market and $.9 million higher sales to the industrial market. The increase in marine components sales for the first nine months of 2026 was primarily due to $4.4 million higher sales to the industrial market and $.5 million higher sales to the engine builder market, partially offset by $.7 million lower sales to the government market and $.5 million lower sales to each of the towboat and the center console markets. Towboat market sales in the first quarter of 2025 benefited from a one-time customer stocking event that did not repeat in 2026.

Cost of Sales and Gross Margin – Our Component Products Segment’s cost of sales as a percentage of net sales improved by 2% and 3% in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. As a result, gross margin as a percentage of net sales increased over the same periods. The improvement in gross margin percentage for the third quarter was due to higher gross margin percentages at both security products and marine components, while the improvement for the first nine months of 2026 was primarily due to the improvement in gross margin percentage at security products.  Marine components’ gross margin as a percentage of net sales increased in the third quarter of 2026 compared to the same period in 2025 primarily due to increased coverage of fixed costs on higher sales, partially offset by a less favorable customer and product mix. Marine components’ gross margin as a percentage of net sales for the first nine months of 2026 was comparable to the same period in 2025 as increased coverage of fixed costs on higher sales were largely offset by a less favorable customer and product mix. Security products’ gross margin as a percentage of net sales for the third quarter of 2026 increased compared to the same period in 2025 due to lower cost inventory produced during the second quarter of 2026 and sold in the third quarter of 2026 and increased coverage of fixed costs as a result of higher sales. Security products’ gross margin as a percentage of net sales for the first nine months of 2026 increased compared to the same period in 2025 primarily due to a more favorable customer and product mix and lower cost of sales driven by lower employer-related medical expenses and the one-time recovery of prior-period import costs recognized during the second quarter of 2026.

Operating Income – As a percentage of net sales, our Component Products Segment’s operating income for the third quarter and the first nine months of 2026 increased compared to the same periods of 2025 and was primarily impacted by the factors affecting sales, cost of sales and gross margin discussed above.

Outlook – Our Component Products Segment’s results for the first nine months of 2026 reflected higher sales and improved profitability in both the security products and marine components reporting units. Demand remained strong in several key security products end markets, including healthcare, tool storage, and transportation. Marine components continued to benefit primarily from industrial market demand as well as increased towboat demand in the third quarter. Our Component Products Segment expects these favorable trends to continue throughout the remainder of 2026 and it expects net sales, gross margin and operating income for the full year of 2026 to exceed 2025 levels. At the security products reporting unit, it expects healthcare demand to remain strong, while government security sales are expected to remain slightly below prior year levels. At the marine components reporting unit, it expects demand to remain driven primarily by the industrial market, while towboat market sales are expected to remain relatively consistent with prior year levels.

To support these favorable demand trends and anticipated growth opportunities, our Component Products Segment is making targeted investments, primarily in its marine components reporting unit, to expand capacity, enhance operational capabilities and improve overall efficiency, including increased personnel levels and capital expenditures. Although demand remains favorable across many of our Component Products Segment’s end markets, it will continue to monitor economic conditions and customer ordering patterns for signs of slowing activity in certain sectors.

Our Component Products Segment manufactures substantially all of its products in the United States and sources a substantial majority of its raw materials from U.S. suppliers. Our Component Products Segment also sources certain components, primarily electronic components, from suppliers in Asia, including China. Tariff-related costs and inflationary pressures affecting certain raw materials remain elevated relative to historical levels. In addition, our Component Products Segment has recently experienced difficulties or delays in sourcing certain electronic components, in some cases resulting in increased costs (including higher inbound freight costs) to minimize shipping delays.  Where appropriate, our Component Products Segment continues to adjust selling prices to offset higher costs, although its ability to fully recover these costs depends on competitive conditions, customer demand, tariff levels and the availability of alternative sources. Our Component Products Segment continues to monitor potential changes in tariff policies and their impact on raw material costs, sourcing decisions and customer demand. Accordingly, our Component Products Segment continues to closely monitor raw material costs, including zinc, brass, aluminum, steel and energy, as well as customer demand levels, to ensure its production capacity and inventory levels remain aligned with market conditions.

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

Real Estate Management and Development  –

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2026	2025	2026

	(In millions)
Net sales	$6.6	$3.9	$20.8	$18.0
Cost of sales	3.5	1.7	10.9	6.6
Gross margin	$3.1	$2.2	$9.9	$11.4
Operating income	$19.7	$.5	$41.6	$30.2

General – Our Real Estate Management and Development Segment consists of BMI and LandWell. BMI and LandWell owned and developed real property in Henderson, Nevada. LandWell is actively engaged in developing a residential/planned community in Henderson.

LandWell began marketing land for sale in the residential/planned community in December 2013 and sold the last remaining parcel during 2025. In addition, adjacent to the residential/planned community, LandWell has been actively marketing and selling land zoned for commercial and light industrial use and sold the last of those remaining parcels during the first quarter of 2026. Although land sales may be completed, we do not recognize revenue until we have satisfied the criteria for revenue recognition. In some instances, LandWell received cash proceeds at the time the contract closed and recorded deferred revenue for some or all of the cash amount received, with such deferred revenue being recognized in subsequent periods. Although all of the land in the residential/planned community has been sold, we continue to complete our development obligations. We expect the development work to be completed by the end of 2027.

Net Sales and Operating Income  – Substantially all of the net sales from our Real Estate Management and Development Segment in the third quarter and the first nine months of 2026 and 2025 were from land sales. We recognized $3.9 million in revenues on land sales during the third quarter of 2026 compared to $6.6 million in revenues in the third quarter of 2025 and $18.0 million in the first nine months of 2026 compared to $20.8 million in the same prior year period. Net sales decreased in the third quarter and first nine months of 2026 compared to the same periods in 2025 due to the significantly slower pace of development activity for previously sold parcels within the residential/planned community as our Real Estate Management and Development Segment nears completion of its development work. Lower land sales revenue for the first nine months of 2026 was partially offset by the sale of the final commercial parcel for $7.3 million in the first quarter of 2026, which had no further development obligations and was therefore immediately recognized as revenue. As noted above, we recognize revenue in our residential/planned community over time using cost-based input methods. All of the revenue we recognized in 2025 and 2026 for our residential/planned community was under this method of revenue recognition. The pace of development activities is dictated by a number of factors such as city permit and design approval, approval from the Nevada Department of Environmental Protection, labor and materials availability, and the amount of remaining development obligations. Cost of sales were $1.7 million and $6.6 million in the third quarter and the first nine months of 2026, respectively, compared to $3.5 million and $10.9 million in the third quarter and first nine months of 2025, respectively. We recognized income of $16.7 million and $34.2 million related to tax increment infrastructure reimbursement in the first nine months of 2026 and 2025, respectively, including $17.0 million recognized in the third quarter of 2025.  Additionally, operating income for the first nine months of 2026 includes the gain on sale of an office building of approximately $5.8 million.

Outlook – LandWell is focused on completing development of the land it manages for the residential/planned community in Henderson. At September 30, 2026, all of the land in the residential/planned community had been sold as well as all saleable acreage zoned for light industrial and commercial use, including the office building LandWell used for its operations. As a result, we no longer own saleable land in Henderson. At September 30, 2026, we have deferred revenue of $21.8 million related to post-closing obligations on land sales in the residential/planned community closed prior to 2026. Because we recognize revenue over time using cost-based inputs, we will continue to recognize revenue on land previously sold over the development period, even though we have already received all the cash proceeds related to these sales. We currently expect to recognize substantially all remaining deferred revenue by the end of 2027. Any delays or curtailments in infrastructure development related to post-closing obligation activities would delay the timing of revenue recognized on these previously closed land sales.

Under LandWell’s development agreement with the City of Henderson, the issuance of a specified number of housing permits requires LandWell to complete certain large community-wide infrastructure projects. Construction on several of these large projects began in late 2021 and is expected to be completed in late 2027. We expect 2026 land development costs to be lower than those in 2025 primarily due to delays in approvals for planned infrastructure projects and the availability of certain construction materials. Because these large infrastructure projects relate to the entirety of the residential/planned community, the associated costs are not part of the cost-based inputs used to recognize revenue, and therefore, this spending will not correlate to revenue recognition. During the second quarter of 2026, LandWell received approval for the remaining tax increment reimbursement available, bringing the total approved reimbursement to the maximum amount of $170 million. We expect to receive cash payments on the related notes receivable over the next 5 to 7 years.

General Corporate and Other Items – 2026 Compared to 2025

Changes in the Market Value of Valhi Common Stock held by Subsidiaries – Our subsidiaries, Kronos and NLI, hold shares of our common stock. As discussed in the 2025 Annual Report, we account for our proportional interest in these shares of our common stock as treasury stock at Kronos’ and NLI’s historical cost basis. The remaining portion of these shares of our common stock, which are attributable to the noncontrolling interest of Kronos and NLI, are reflected in our Condensed Consolidated Balance Sheet at fair value. Kronos and NLI recognize unrealized gains or losses on these shares of our common stock in the determination of each of their respective net income or loss. Under the principles of consolidation we eliminate any gains or losses associated with our common stock to the extent of our proportional ownership interest in each subsidiary. We recognized a $.2 million unrealized gain in the third quarter of 2026 compared to a $.1 million unrealized loss in the third quarter of 2025 and an unrealized gain of $.8 million in the first nine months of 2026 compared to an unrealized loss of $1.8 million in the first nine months of 2025, each of which was recognized in our Condensed Consolidated Statements of Operations and represent the unrealized gain (loss) in respect of these shares during such periods attributable to the noncontrolling interest of Kronos and NLI.

Gain on Remeasurement of Earn-out Liability – We recognized a gain on the remeasurement of Kronos’ earn-out liability of $4.6 million in the third quarter of 2025. See Note 2 to our Condensed Consolidated Financial Statements.

Interest Income and Other – Interest income and other decreased $.5 million in the third quarter of 2026 compared to the third quarter of 2025 due to decreased interest rates partially offset by increased interest income received on the Real Estate Management and Development tax increment note receivable. Interest income and other decreased $1.0 million in the first nine months of 2026 compared to the first nine months of 2025 due to decreased average investment balances and lower average interest rates, which were slightly offset by increased interest income received on the Real Estate Management and Development tax increment note receivable. See Note 12 to our Condensed Consolidated Financial Statements.

Other General Corporate Items – Corporate expenses were 13% lower in the third quarter of 2026 compared to the third quarter of 2025 primarily due to lower general and administrative costs partially offset by higher environmental remediation and related costs. Corporate expenses were 8% lower in the first nine months of 2026 primarily due to lower general and administrative costs and lower environmental remediation and related costs. Included in corporate expense are:

●	litigation fees and related costs at NLI of $1.1 million in each of the third quarters of 2026 and 2025 and $2.3 million in the first nine months of 2026 compared to $2.2 million in the same period of 2025; and
●	environmental remediation and related costs of $.6 million in the third quarter of 2026 compared to $.2 million in the third quarter of 2025 and $1.6 million in the first nine months of 2026 compared to $2.4 million in the first nine months of 2025.

Overall, we currently expect that our net general corporate expenses in 2026 will be higher than in 2025 primarily due to expected increases in litigation fees and related costs, predominantly in the fourth quarter of the year. See Note 16 to our Condensed Consolidated Financial Statements.

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

Interest Expense – Interest expense decreased $1.1 million in the third quarter of 2026 compared to the third quarter of 2025 primarily due to lower overall average debt balances. Interest expense increased $1.3 million in the first nine months of 2026 compared to the first nine months in 2025 primarily due to higher average interest rates. See Note 7 to our Condensed Consolidated Financial Statements.

We expect interest expense will be higher in 2026 as compared to 2025 primarily due to higher average debt balances and higher interest rates on Kronos’ debt issued in the third quarter of 2025.

Income Tax Expense – We recognized income tax expense of $8.0 million in the third quarter of 2026 compared to income tax expense of $14.3 million in the third quarter of 2025 and income tax expense of $26.1 million in the first nine months of 2026 compared to $30.3 million in the first nine months of 2025.  The decrease in the third quarter and first nine months of 2026 is primarily due to the impact of the change in our §987 currency translation gain as a result of proposed currency regulations issued in August 2026 and recognized in the third quarter of 2026 and the impact of the German federal tax rate change on our German net deferred tax asset recorded in the third quarter of 2025, partially offset by the higher earnings in 2026 and the jurisdictional mix of such earnings.  During interim periods, our effective tax rate may not necessarily correspond to the current period income (loss) before taxes due to the application of accounting for income taxes in interim periods which requires us to base our effective rate on full year projections of pre-tax income (loss).

We recognize deferred income taxes with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock because the exemption under GAAP to avoid such recognition of deferred income taxes is not available to us. At December 31, 2025, we recognized a deferred income tax liability with respect to our direct investment in Kronos of $49.7 million. There is a maximum amount (or cap) of such deferred income taxes we are required to recognize with respect to our direct investment in Kronos. The maximum amount of the cap is $153.6 million. During the first nine months of 2026, we recognized a $2.1 million non-cash deferred income tax benefit with respect to our direct investment in Kronos. This benefit reflects a decrease in the deferred income taxes required to be recognized on the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock and was related to our equity in Kronos’ net income during the period. We recognized a similar deferred income tax benefit of $4.9 million in the first nine months of 2025. A portion of the net change with respect to the excess of the financial reporting carrying amount over the income tax basis of our direct investment in Kronos common stock during such periods related to our equity in Kronos’ other comprehensive income (loss) items, and the amounts allocated to other comprehensive income (loss) items includes amounts related to our equity in Kronos’ other comprehensive income (loss) items.

At December 31, 2025, our Chemicals Segment had German corporate and trade net operating loss (“NOL”) carryforwards of $512.6 million (deferred tax asset (“DTA”) of $57.5 million) and $48.2 million (DTA of $5.2 million), respectively. We have previously concluded no valuation allowance is required to be recognized with respect to such carryforwards principally because (i) such carryforwards have an indefinite carryforward period, (ii) we have utilized a portion of such carryforwards during the most recent three-year period and (iii) we currently expect to utilize the remainder of such carryforwards over the long term.  At September 30, 2026, we continue to conclude no valuation allowance is required to be recognized for our German DTAs. However, prior to the complete utilization of such carryforwards, if we were to generate additional losses in our German operations for an extended period of time, or if applicable laws were to change such that the carryforward periods were more limited, it is possible that we might conclude the benefit of such carryforwards would no longer meet the more-likely-than-not recognition criteria, at which point we would be required to recognize a valuation allowance against some or all of the then-remaining tax benefit associated with the carryforwards.

See Note 13 to our Condensed Consolidated Financial Statements for a tabular reconciliation of our statutory income tax provision to our actual tax provision.

Noncontrolling Interest in Net Income of Subsidiaries – Noncontrolling interest in operations of subsidiaries in the first nine months of 2026 was higher compared to the same period in 2025 primarily due to increased operating income at our Chemicals Segment and NLI. See Note 14 to our Condensed Consolidated Financial Statements.

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

Cash provided by operating activities was $71.7 million in the first nine months of 2026 compared to cash used in operating activities of $136.1 million in the first nine months of 2025. This $207.8 million increase in cash provided by operating activities in the first nine months of 2026 includes:

●	consolidated operating income of $168.0 million in the first nine months of 2026, an increase of $73.8 million compared to operating income of $94.2 million in the first nine months of 2025;
●	lower cash paid for environmental remediation and related costs of $56.9 million primarily due to the payment of a settlement for an environmental site in 2025;
●	lower amount of net cash used in 2026 of $59.9 million associated with relative changes in our receivables, inventories, land held for development, accounts with affiliates, payables and accrued liabilities, and other operating items;
●	lower cash paid for taxes in 2026 of $27.4 million primarily due to our Chemicals Segment’s final repatriation tax installment payment of $18.6 million under the 2017 Tax Act in 2025 and the relative timing of payments; and
●	higher cash paid for interest in 2026 of $7.5 million primarily due to increased debt levels and higher average interest rates relative to the comparable period in 2025 and the timing of interest payments.

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

Changes in working capital were affected by accounts receivable and inventory changes as shown below:

●	Kronos’ average days sales outstanding (“DSO”) increased from December 31, 2025 to September 30, 2026 primarily due to the relative changes in the timing of sales and collections.
●	Kronos’ average days sales in inventory (“DSI”) decreased from December 31, 2025 to September 30, 2026 primarily due to lower inventory volumes attributable to sales volumes exceeding production volumes in the first nine months of 2026.
●	CompX’s average DSO increased from December 31, 2025 to September 30, 2026 primarily due to the relative changes in the timing of sales and collections.
●	CompX’s average DSI decreased from December 31, 2025 to September 30, 2026 primarily due to a reduction in days in inventory at both the security products and marine components reporting units, driven by higher sales volumes in the third quarter of 2026 compared to the fourth quarter of 2025.

For comparative purposes, we have also provided comparable prior period numbers below.

	December 31,	September 30,	December 31,	September 30,
	2024	2025	2025	2026
Kronos:
Days sales outstanding	62 days	65 days	61 days	66 days
Days sales in inventory	82 days	79 days	57 days	41 days
CompX:
Days sales outstanding	33 days	41 days	33 days	40 days
Days sales in inventory	94 days	97 days	108 days	97 days

We do not have complete access to the cash flows of our majority-owned subsidiaries, due in part to limitations contained in certain credit agreements of our subsidiaries and because we do not own 100% of these subsidiaries. A detail of our consolidated cash flows from operating activities is presented in the table below. Intercompany dividends have been eliminated.

	Nine months ended
	September 30,
	2025	2026

	(In millions)
Cash provided by (used in) operating activities:
Kronos	$(89.6)	$54.7
Valhi exclusive of subsidiaries	28.0	28.0
CompX	10.8	15.3
NLI exclusive of subsidiaries	(23.0)	11.5
Tremont exclusive of subsidiaries	4.9	(1.1)
BMI	4.8	2.7
LandWell	3.4	12.2
Eliminations and other	(75.4)	(51.6)
Total	$(136.1)	$71.7

Investing Activities –

During the nine months ended September 30, 2026:

●	We spent $42.9 million in capital expenditures, including $39.8 million in our Chemicals Segment and $3.1 million in our Component Products Segment;
●	LandWell received proceeds of $6.8 million on a building sale (see Note 12 to our Condensed Consolidated Financial Statements); and
●	had net purchases of $.6 million of marketable securities.

Financing Activities –

During the nine months ended September 30, 2026:

●	We repaid $18.3 million under the Contran credit facility; and
●	we paid aggregate quarterly dividends to Valhi stockholders of $.24 per share ($6.8 million).

The declaration and payment of future dividends, and the amount thereof, is discretionary and is dependent upon a number of factors including our current and future expected results of operations, financial condition, cash requirements for our businesses, contractual and other requirements and restrictions and other factors deemed relevant by our board of directors. The amount and timing of past dividends is not necessarily indicative of the amount or timing of any future dividends which might be paid. There are currently no contractual restrictions on the amount of dividends which we may pay. Distributions to noncontrolling interest in subsidiaries in the first nine months of 2026 are comprised of CompX dividends paid to shareholders other than NLI, Kronos dividends paid to shareholders other than us and NLI, and LandWell dividends paid to partners other than us and BMI.

Outstanding Debt Obligations

At September 30, 2026, our consolidated indebtedness was comprised of:

●	Valhi’s $5.3 million outstanding on its $125 million credit facility with Contran which is due no earlier than December 31, 2027;
●	€426.174 million aggregate outstanding on Kronos’ 9.50% Senior Secured Notes due March 2029 ($486.2 million carrying amount, net of unamortized premium and unamortized debt issuance costs);
●	$53.7 million outstanding on Kronos’ subordinated, unsecured term loan from Contran with an interest rate of 9.54% due September 2029 (the “Contran Term Loan”); and
●	$10.3 million on LandWell’s bank loan due April 2036.

Availability under Kronos’ Global Revolver is subject to a borrowing base calculation, as defined in the agreement. The borrowing base calculated for the period ended September 30, 2026 was approximately $254 million.

The Contran Term loan is subordinated in right of payment to Kronos’ Senior Secured Notes and its Global Revolver. Kronos’ Senior Secured Notes, the Contran Term Loan and Kronos’ Global Revolver contain a number of covenants and restrictions which, among other things, restrict its ability to incur or guarantee additional debt, incur liens, pay dividends or make other restricted payments, or merge or consolidate with, or sell or transfer substantially all of its assets to, another entity, and contain other provisions and restrictive covenants customary in lending transactions of these types. Our credit agreements contain provisions which could result in the acceleration of indebtedness prior to their stated maturity for reasons other than defaults for failure to comply with typical financial or payment covenants. For example, the credit agreements allow the lender to accelerate the maturity of the indebtedness upon a change of control (as defined in the agreement) of the borrower. In addition, the credit agreements could result in the acceleration of all or a portion of the indebtedness following a sale of assets outside the ordinary course of business. The terms of all of our debt instruments are discussed in Note 9 to our Consolidated Financial Statements included in our 2025 Annual Report. We are in compliance with all of our debt covenants at September 30, 2026. We believe we will be able to continue to comply with the financial covenants contained in our debt obligations through their maturity; however, if future operating results differ materially from our expectations we may be unable to maintain compliance.

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

Based upon our expectations of our operating performance, and the anticipated demands on our cash resources, we expect to have sufficient liquidity to meet our short-term (defined as the twelve-month period ending September 30, 2027) and long-term obligations (defined as the five-year period ending September 30, 2031). Kronos’ Global Revolver matures in July 2029, and at September 30, 2026 Kronos had total availability for borrowing of approximately $254 million. The borrowing base is calculated at least quarterly, and the amount available for borrowing may change based on applicable period end balances. See Note 7 to our Condensed Consolidated Financial Statements. If actual developments differ from our expectations, our liquidity could be adversely affected.

At September 30, 2026, we had an aggregate of $238.6 million of restricted and unrestricted cash, cash equivalents and marketable securities, including $32.9 million held by our non-U.S. subsidiaries. A detail by entity is presented in the table below.

	Total	Held outside
	amount	U.S.

	(In millions)
Kronos	$40.1	$32.9
CompX	57.3	—
NLI exclusive of its subsidiaries	57.1	—
BMI	11.3	—
Tremont exclusive of its subsidiaries	12.2	—
LandWell	60.5	—
Valhi exclusive of its subsidiaries	.1	—
Total cash and cash equivalents, restricted cash and marketable securities	$238.6	$32.9

Capital Expenditures and Other –

We currently expect our aggregate capital expenditures for 2026 will be approximately $65 million as follows:

●	$60 million by our Chemicals Segment; and
●	$5 million by our Component Products Segment.

In addition, LandWell expects to spend approximately $13 million on land development costs during 2026.

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

At September 30, 2026, Valhi had approximately .3 million shares available to repurchase under authorizations made by our board of directors.

Kronos’ board of directors previously authorized the repurchase of up to 2.0 million shares of its common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. Kronos may repurchase its common stock from time to time as market conditions permit. At September 30, 2026, approximately 1.0 million shares were available for repurchase under these authorizations.

CompX’s board of directors previously authorized the repurchase of its Class A common stock in open market transactions, including block purchases, or in privately-negotiated transactions at unspecified prices and over an unspecified period of time. At September 30, 2026, approximately .5 million shares were available for repurchase under these authorizations.

Dividends –

Because our operations are conducted primarily through subsidiaries and affiliates, our long-term ability to meet parent company level corporate obligations is largely dependent on the receipt of dividends or other distributions from our subsidiaries and affiliates. Kronos paid a regular dividend of $.05 per share in each quarter of 2025 for which we received $11.6 million. In February 2026 the Kronos board of directors approved a quarterly dividend of $.05 per share. If Kronos were to pay its $.05 per share dividend in each quarter of 2026 based on the 58.0 million shares we held of Kronos common stock at September 30, 2026, during 2026 we would receive aggregate regular dividends from Kronos of $11.6 million.  NLI paid a quarterly dividend of $.09 per share in 2025 for which we received $14.5 million. In August 2025 the NLI board of directors declared a special dividend of $.21 per share on its common stock. We received $8.5 million from this dividend, which is not expected to be recurring. In February 2026 the NLI board of directors approved a quarterly dividend of $.10 per share. If NLI were to pay its $.10 per share dividend in each quarter of 2026 based on the 40.4 million shares we held of NLI common stock at September 30, 2026, during 2026 we would receive aggregate quarterly dividends from NLI of $16.2 million.  BMI and LandWell pay cash dividends from time to time, but the timing and amount of such dividends are uncertain. In this regard, we received aggregate dividends from BMI and LandWell of $19.5 million in 2025 and $2.5 million through September 30, 2026. All of our ownership interest in CompX is held through our ownership in NLI; as such we do not receive any dividends from CompX. Instead any dividend paid by CompX is paid to NLI.

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

We have a $50 million revolving credit facility with a subsidiary of NLI secured with approximately 35.2 million shares of the common stock of Kronos held by NLI’s subsidiary as collateral. Outstanding borrowings under the credit facility, as amended, bear interest at the prime rate plus 1.875% per annum, payable quarterly, with all amounts due on December 31, 2030. The maximum principal amount which may be outstanding from time-to-time under the credit facility is limited to 50% of the value of the Kronos stock using the most recent closing price. The credit facility contains a number of covenants and restrictions which, among other things, restrict NLI’s subsidiary’s ability to incur additional debt, incur liens, and merge or consolidate with, or sell or transfer substantially all of NLI’s subsidiary’s assets to, another entity, and require NLI’s subsidiary to maintain a minimum specified level of consolidated net worth. Upon an event of default (as defined in the credit facility), Valhi will be entitled to terminate its commitment to make further loans to NLI’s subsidiary, declare the outstanding loans (with interest) immediately due and payable, and exercise its rights with respect to the collateral under the loan documents. Such collateral rights include, upon certain insolvency events with respect to NLI’s subsidiary or NLI, the right to purchase all of the Kronos common stock at a purchase price equal to the aggregate market value, less amounts owing to Valhi under the loan documents, and up to 50% of such purchase price may be paid by Valhi in the form of an unsecured promissory note bearing interest at the prime rate plus 2.75% per annum, payable quarterly, with all amounts due no later than five years from the date of purchase, with the remainder of such purchase price payable in cash at the date of purchase. We also eliminate any such intercompany borrowings in our Condensed Consolidated Financial Statements. There is $.5 million outstanding under this facility at September 30, 2026.

We also have an unsecured revolving demand promissory note with CompX which, as amended, provides for borrowings from CompX of up to $25 million. We eliminate these intercompany borrowings in our Condensed Consolidated Financial Statements. The facility, as amended, is due on demand, but in any event no earlier than December 31, 2027. We had gross borrowings of $12.3 million and gross repayments of $14.4 million during the first nine months of 2026, and $5.9 million was outstanding at September 30, 2026. We could borrow $19.1 million under our current intercompany facility with CompX at September 30, 2026. CompX’s obligation to loan us money under this note is at CompX’s discretion.

Commitments and Contingencies

There have been no material changes in our contractual obligations since we filed our 2025 Annual Report and we refer you to that report for a complete description of these commitments.

We are subject to certain commitments and contingencies, as more fully described in our 2025 Annual Report, or in Notes 2, 13 and 16 to our Condensed Consolidated Financial Statements and in Part II, Item 1 of this Quarterly Report, including:

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

Recent Accounting Pronouncements

See Note 19 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, refer to Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. There have been no changes in our critical accounting policies or estimates during the first nine months of 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including currency exchange rates, interest rates, equity security prices, and raw material prices. There have been no material changes in these market risks since we filed our 2025 Annual Report, and refer you to Part I, Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which, as defined in Exchange Act Rule 13a-15(e), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Michael S. Simmons, our Vice Chairman of the Board, President and Chief Executive Officer, and Amy Allbach Samford, our Executive Vice President and Chief Financial Officer, have evaluated the design and effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In addition to the matter discussed below, refer to Note 16 to our Condensed Consolidated Financial Statements, our March 31, 2026 Quarterly Report on Form 10-Q, our June 30, 2026 Quarterly Report on Form 10-Q and our 2025 Annual Report for descriptions of certain legal proceedings.

In October 2026, NLI was served with a complaint in United States v. NLI Holdings, Inc. (United States District Court for the Western District of New York, Case 1:26-cv-02382).  This is a CERCLA cost recovery action brought by the United States to address radiological contamination at two residential properties in Lewiston, New York.  NLI intends to deny liability and will defend vigorously against all claims.

In October 2026, LandWell and BMI were served with a complaint in Victor Zamora, et al. v. Precision Castparts Corp., et al. (District Court for Clark County, Nevada, Case No. A-26-954762-C). The action was brought by a construction worker and his wife against Precision Castparts Corp., LandWell, BMI, and the City of Henderson, seeking damages for injuries allegedly sustained by the worker while performing his job at a construction site. LandWell and BMI intend to deny liability and defend vigorously against the claim.

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

VALHI, INC.
(Registrant)

Date:	November 5, 2026	/s/ Amy Allbach Samford
Amy Allbach Samford (Executive Vice President and Chief Financial Officer)

Date:	November 5, 2026	/s/ Edward R. Moore
Edward R. Moore (Vice President and Controller)